Form 10QSB
period 2000-06-30
PRICE NET USA INC
filed 2000-08-17
CIK 1117193

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


         For the Quarter Ended June 30, 2000 Commission File No. 0-31319


                               PRICE NET USA, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             NEVADA 33-0775716
 ------------------------------ -----------------------
(State or other jurisdiction of                     (I.R.S. Employer I.D. No.)
Incorporation or organization)

                    2575 McCabe Way, Irvine California 92614

               (Address of Principal Executive Offices) (Zip Code)


                                 (949) 225-6200

              (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                             Yes    X     No


The number of shares outstanding of each of the Registrant's classes of common equity, as of June 30, 2000 is as follows:


    Class of Securities                                   Shares Outstanding
-----------------------------                             ------------------
Common Stock, $.001 par value                                 14,757,366

                                TABLE OF CONTENTS

                                                                     Page of
                                                                      Report
                                                                      ------


PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.                                       3

Independent Certified Public Accountant's Review Report                 3

Consolidated Balance Sheet,
as of June 30, 2000 and December 31, 1999 (Unaudited)                   4

Consolidated Statement of Operations,
for the Three Months and Six Months ended
June 30, 2000 and 1999 (Unaudited)                                      5

Statement of Stockholder's Equity,
For the period from October 7, 1997 to June 30, 2000 (Unaudited)        6

Statement of Cash Flow,
For the Six Months ended June 30, 2000 and 1999 (Unaudited)             7

Notes to Financial Statements (Unaudited)                               8 - 17

Item 2. Management's Discussion and Analysis or Plan of Operation.      18


PART II. OTHER INFORMATION                                              20

Item 1. Legal Proceedings.                                              20

Item 2. Changes in Securities.                                          20

Item 3. Defaults Upon Senior Securities.                                20

Item 4. Submission of Matters to a Vote of Security Holders.            20

Item 5. Other Information.                                              20

Item 6.     Exhibits and Reports on Form 8-K.                           20





Signatures                                                              21

PART I. FINANCIAL INFORMATION


                             M.A. Shelley Intl., CPA
                                443 E. 10th Ave.
                                 Mesa, AZ 85204
                                 (480) 461-8301

To the Audit Committee and
Board of Directors

I have reviewed the accompanying balance sheet of PriceNet U.S.A., Inc. and its wholly owned subsidiary as of June 30, 2000 and the related statements of operations for the three months and six months then ended, the statement of stockholders' equity and cash flow for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the company's management.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the quarters, six months and years ended December 31, 1999 were audited by me and I expressed an unqualified opinion on them in my reports, but I have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As shown in the financial statements the Company has accumulated a net loss and is in an emerging industry. These factors raise doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

                                                 M.A. Shelley Intl., CPA


August 9, 2000

                                          Price Net U.S.A., Inc.
                                     Consolidated Balance Sheet
                              as of June 30, 2000 and December 31, 1999

                                                                    6/30/00                  12/31/99
                                                                 -----------                -----------

                                                Assets

Cash                                                                    --                      938,272
Receivables                                                          319,921                    334,498
Inventory                                                            134,100                    572,925
                                                                 -----------                -----------

 Total Current Assets                                                454,021                  1,845,695
                                                                 -----------                -----------

Equipment and Furniture, net of depreciation                       1,007,751                    991,361

Investment                                                            13,500                     13,500
NCN Customer Base                                                  2,420,371                  2,954,834
International Rights                                                 459,333
MNS Eagle Purchase                                                   225,000
Deposits                                                              66,074                     66,179
                                                                 -----------                -----------

 Total Assets                                                      4,646,050                  5,871,569
                                                                 ===========                ===========

                                                Liabilities

Bank Overdraft                                                       189,802
Accounts Payable                                                     440,203                     72,972
Other Current Liabilities                                          1,182,756                    864,072
Notes Payable and Contingent Liabilities                             533,625                    322,039
                                                                 -----------                -----------

 Total Current Liabilities                                         2,346,386                  1,259,083
                                                                 -----------                -----------


                                                Stockholders' Equity

Preferred Stock, 25,000,000 shares authorized none outstanding, par value $0.001

Common Stock, 50,000,000 shares authorized
   12,147,234 shares outstanding at 6/30/00
   and 12,147,234 shares outstanding 12/31/99
   par value $0.001                                                   14,757                     12,147

Paid in Capital                                                   17,574,396                 15,924,962

Stock Subscribed                                                    (330,000)                  (630,040)

Retained Earnings (Loss)                                         (14,959,489)               (10,694,583)
                                                                 -----------                -----------

 Total Stockholders' Equity                                        2,299,664                  4,612,486
                                                                 -----------                -----------

 Total Liabilities and Stockholders' Equity                        4,646,050                  5,871,569
                                                                 ===========                ===========


                   The accompanying notes are an integral part of these statements.
                                      See Accountant's Review Report





                                           Price Net U.S.A., Inc.
                                  Consolidated Statement of Operations for
                  the comparative Three Months and Six Months ended June 30, 2000 and 1999


                                                        Three Months Ended                         Six Months Ended
                                                    6/30/00              6/30/99             6/30/00             6/30/99
                                                  ------------        ------------        ------------        ------------
Revenue
 Mall, Service and Product Sales                  $    466,279        $  1,078,268        $  2,893,716        $  1,775,806
 Telephone Service Revenue                             235,300                --               457,334                --
 Other Income                                             --                  --                  --
                                                  ------------        ------------        ------------        ------------

 Total Revenue                                         701,579           1,078,268           3,351,050           1,775,806
                                                  ------------        ------------        ------------        ------------

Costs of Sales
  Costs of Goods Sold                                  116,349              69,968             322,552             108,840
  Commissions                                          409,664             977,506           2,517,409           2,736,055
                                                  ------------        ------------        ------------        ------------

  Total Costs of Sales                                 526,013           1,047,474           2,839,961           2,844,895
                                                  ------------        ------------        ------------        ------------

Gross Profit (Loss)
                                                       175,566              30,794             511,089          (1,069,089)
                                                  ------------        ------------        ------------        ------------

Expenses
  Payroll                                              498,473             290,693           1,069,011             536,682
  Professional Fees                                     79,590              62,024           1,299,360             393,408
  Rent                                                 178,427              53,117             423,089             223,204
  Advertising and Promotion                             11,609              41,090              97,708              96,484
  Amortization                                         308,898                --               576,130                --
  Depreciation                                          52,116              14,364             104,232              21,760
  Interest Expense                                       3,586              22,877               5,258              29,447
  Bad Debt                                              33,601                --                33,601                --
  Inventory Writedown                                  438,825                --               438,825                --
  Other Administrative Expenses                        345,240             221,282             728,781             353,979
                                                  ------------        ------------        ------------        ------------

  Total Expenses                                     1,950,365             705,447           4,775,995           1,654,964
                                                  ------------        ------------        ------------        ------------

Income Before Income Taxes                          (1,774,799)           (674,653)         (4,264,906)         (2,724,053)

Provision for Income Taxes                                --                  --                  --                  --
                                                  ------------        ------------        ------------        ------------

Net Income (Loss)                                 $ (1,774,799)       $   (674,653)       $ (4,264,906)       $ (2,724,053)
                                                  ============        ============        ============        ============

Basic Earnings per Share                          $      (0.12)       $      (0.10)       $      (0.30)       $      (0.44)
                                                  ------------        ------------        ------------        ------------

Basic Weighted Average Number of Shares             14,257,366           6,717,795          14,208,366           6,191,983

Diluted Earnings per Share                        $      (0.12)       $      (0.10)       $      (0.26)       $      (0.44)
                                                  ------------        ------------        ------------        ------------

Diluted Weighted Average Number of
Shares                                              14,683,966           6,742,145          16,183,966           6,226,333


                            The accompanying notes are an integral part of these statements.
                                             See Accountant's Review Report





                                                     Price Net U.S.A., Inc.
                                              Statement of Stockholder's Equity
                               for the period from October 7, 1997 through June 30, 2000


                                              Common Stock                Paid in          Stock          Retained         Total
                                          Shares          Amount          Capital       Subscribed        Earnings        Equity
                                    -----------------------------------------------------------------------------------------------

Capitalization                            2,250,010    $      2,250    $     22,750                                    $     25,000

Retained Earnings (Loss)                                                                               $   (201,737)   $   (201,737)
                                    -----------------------------------------------------------------------------------------------


Balance, December 31, 1997                2,250,010    $      2,250    $     22,750    $       --      $   (201,737)   $   (176,737)

Common Stock Issuances for 1998

Merger Price Net and Gold Star            1,100,000    $      1,100    $     (6,550)                                   $     (5,450)

Stock Sales 504 Offering                  1,205,349    $      1,205    $    998,484                                    $    999,689

Stock for Independent Rep
Commissions                                  25,000    $         25    $     29,975                                    $     30,000

Retained Earnings (Loss)                                                                               $ (1,320,920)   $ (1,320,920)
                                    -----------------------------------------------------------------------------------------------

Balance, December 31, 1998                4,580,359    $      4,580    $  1,044,659    $       --      $ (1,522,657)   $   (473,418)

Common Stock Issuances for 1999

Stock Sale, Private Offering
$2/share                                  2,960,229    $      2,960    $  5,917,498                                    $  5,920,458
Stock Sale, Private Offering                  5,000    $          5    $      2,495                                    $      2,500
Stock for Independent Rep
Commissions                                 753,000    $        753    $  1,505,247                                    $  1,506,000
Stock for Employee Bonuses                  671,000    $        671    $  1,341,329                                    $  1,342,000
Stock for Consulting/Services               960,966    $        961    $  1,920,971                                    $  1,921,932
Stock for Advertising                        11,500    $         12    $     22,988                                    $     23,000
Stock for Debt                              300,000    $        300    $    149,700                                    $    150,000
Stock for Inventory                         500,000    $        500    $    393,500                                    $    394,000
Stock for NCN Purchase                    1,090,160    $      1,090    $  2,996,850                                    $  2,997,940
Stock Subscribed                            315,020    $        315    $    629,725   $   (630,040)                    $      --
                                                                                                                       $      --
Retained Earnings (Loss)                                                                               $ (9,171,926)   $ (9,171,926)
                                    -----------------------------------------------------------------------------------------------

Balance, December 31, 1999               12,147,234    $     12,147    $ 15,924,962    $   (630,040)   $(10,694,583)   $  4,612,486
                                    ===============================================================================================

Common Stock Issuances for 2000

Stock for Purchase of MNS Eagle             500,000             500         124,500                                         125,000
Stock for International Rights            1,000,000           1,000         499,000                                         500,000
Stock Options Excersized                    282,500             282         231,013                                         231,295
Stock for Services                          827,632             828         794,921                                         795,749
Stock Subscribed Cancelled                                                                  300,040         300,040
Retained Earnings (Loss)                                                                                 (4,264,906)     (4,264,906)
                                    -----------------------------------------------------------------------------------------------

Balance, June 30, 2000                   14,757,366    $     14,757    $ 17,574,396    $   (330,000)   $(14,959,489)   $  2,299,664
                                    ===============================================================================================


                          The accompanying notes are an integral part of these statements.
                                                See Accountant's Review Report






                                        Price Net U.S.A., Inc.
                                         Statement of Cash Flow
                                for the Six Months ended June 30, 2000

                                                     Six Months Ended               Six Months Ended
                                                          6/30/00                       6/30/99
                                                     -----------------              ----------------
Cash from Operations

Net Loss                                                $(4,264,906)                  $(2,724,053)

Expenses paid for with stock                              1,327,084
Net Change in Receivables
                                                             14,577                       (13,479)
Net Change in Inventory                                     438,825                      (639,720)

Depreciation                                                104,232                        21,760
Amortization                                                575,130
Payables and Bank Overdraft                                 875,716                       243,844

Prepaids                                                       --                         (40,165)
Deposits
                                                                105                       (60,409)
                                                        -----------                   -----------

 Total Cash from Operations                             $  (929,237)                  $(3,212,222)
                                                        -----------                   -----------

Cash Used in Investments
 Purchase of MNS Eagle                                     (100,000)
 Purchase of Fixed Assets                                  (120,622)                     (341,862)
                                                        -----------                   -----------

 Total Cash Used for Investments                           (220,622)                     (341,862)
                                                        -----------                   -----------

Cash from Financing
 Notes Payable                                              211,586                        23,132
 Sales of Stock                                                --                       4,720,495
                                                        -----------                   -----------

 Total Cash from Financing                              $   211,586                   $ 4,743,627
                                                        -----------                   -----------

Net Change in Cash                                      $  (938,273)                  $ 1,189,543


Beginning Balance                                       $   938,273                   $      --
                                                        -----------                   -----------

Ending Balance                                          $      --                     $ 1,189,543
                                                        ===========                   ===========


 See Notes to Financial Statements for a detailed explanation of the non-cash transactions.





                      The accompanying notes are an integral part of these statements.
                                        See Accountant's Review Report

                                                       7

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  GENERAL BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results for the three months and six months ended June 30,2000 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2000.

Organization and General Business
Price Net U.S.A., Inc., (the Company) was originally organized in Nevada as Gold Star Gaming, Inc. on May 31, 1994. The Company was founded in order to market and operate an Internet based infrastructure that supports a home-based business. Please refer to Note 2 below regarding the reverse acquisition, which took place on March 11, 1998.

Internet Shopping Mall Concept
The Company markets an extensive line of products and services on the Internet. Customers have the service, convenience and advantage of using the Internet from their home or office to make purchases.

Marketing through Networking
The Company markets their products and services to retail consumers as well as business to business. Price Net uses a network-marketing program of independent representatives and mall operators to sell their products and services. The mall operators typically pay an initial set-up and training charge, and a monthly mall maintenance fee. This program offers the Company the advantage of a rapidly expanding sales force without the normal upfront and ongoing costs of maintaining a sales organization of this size. Each mall operator is compensated on the retail purchases of products and services from their Internet shopping mall.

Accounting Basis
The basis is generally accepted accounting principles.

Revenue
The Company receives revenue from retail product sales, services, the sale of online shopping mall sites, and monthly mall site fees. The Company has over one million retail products available on its shopping sites. Services available include long distance telephone service, Internet service provider (ISP) service, prepaid legal service, income tax audit protection service and Internet site maintenance and upgrading. Online shopping mall sites are sold by the company's network of Independent Representatives (IR). Each site is considered an Independent Mall Operator (IMO).

When initially established, each Independent Mall Operator (IMO) receives a unique reference number for their site. This number is used to track all Internet retail activity for their site. Each IMO provides access codes to customers so the customers will purchase items on their shopping site. PriceNet has associations with various merchandise distributors that actually capture, process and provide customer support for all Internet retail sales. One a monthly basis the distributors provide data and submit sales commissions to the Company, who then distributes commissions to the IMOs and IRs. On December 31, 1998 the malls sites began processing retail product sales orders. During 1999 product sales increased but were still not yet a significant source of revenue. To maintain active online, each IMO must pay a nominal monthly service fee.

Independent Representative (IR) Commissions
An IR is considered an independent contractor working their own businesses similar to other network marketing companies in the industry. Each IR receives commissions from the following potential sources. Commissions are paid on independent Internet Mall Operator site sales, retail product sales, service sales and Mall merchandise sales. These are the same sources for which the Company receives revenue. Each IR receives a greater commission for sales that he or she directly makes and a lesser commission on sales his or her organization makes. These commissions vary depending on how large of an organization an IR has and the particular products and services being sold

Payroll and Professional Fees
The Company incurred a total of $1,299,360 in payroll and professional fees for the six months ended June 30, 2000. Included in the total amount, the Company issued restricted common stock as part of the compensation to IRs, employee bonuses, and consulting services. As such, the total non-cash portion of compensation cost associated with the issuances totaled $702,084.

Advertising and Promotions
Advertising and promotional expenses are expensed when incurred. The majority of these costs relate to a monthly sales promotion meeting which the Company sponsors.

Sales Taxes
Currently the Company follows the normal industry practice of only collecting sales tax on shipments of products to consumers within its home state of California. Currently, sales are considered to be sold from the Company headquarters. The Internet sales industry is new and changing constantly. Local, state and federal agencies have not fully addressed this new sales medium. Management cannot predict what if any taxes a particular government or agency may impose on future or even past sales. A successful assertion by one or more states or any foreign country could have a material adverse effect on the Company's business and financial statements if the taxes are applied retroactively.

Income Taxes
The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Stock Based Compensation
The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in the primary financial statements and has provided supplemental disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (see
Note 7).

Earnings per Share
The basic earnings (loss) per share is calculated by dividing the Company's net income (adjusted for certain dividends when paid) by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) (adjusted for certain dividends and certain interest when expensed) by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.


                                                        06/30/00       12/31/99
                                                        --------       --------
   Basic weighted average number of shares             14,757,366      7,562,520
   Options and Warrants                                 1,426,600      1,583,600
   Diluted weighted average number of shares           16,183,966      9,146,120

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE 2. REVERSE ACQUISITON

On March 11, 1998 the Company, known then as Gold Star Gaming, Inc. purchased /merged with Price Net U.S.A., Inc. The surviving entity was Gold Star Gaming, Inc., which changed its name to Price Net U.S.A., Inc. Price Net was organized October 7, 1997. For this purchase Gold Star issued 2,250,010 shares of common stock and exchanged these shares with Price Net shares. The Gold Star shareholders then gave back to the Company all of their shares except 1,100,000. The final result left the Company with 3,350,010 shares of common stock issued and outstanding. This purchase was properly accounted for as a reverse merger because Gold Star was considered the nominal acquirer. A reverse merger means that for accounting purposes the nominal acquirer is viewed as having been acquired by the legally acquired company. Reverse merger also means that the historical data shown on the financial statements will be that of the acquired company. In others words, for accounting, the merger is as if Price Net purchased Gold Star.

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As shown in the financial statements the Company has accumulated a net loss. This factor raises doubt about the Company's ability to continue as a going concern. The Company is also in a new emerging industry (internet) which to date has not proven itself profitable. The financial statements do not include any adjustments that might result from these uncertainties.

NOTE 4.  EQUIPMENT, FURNITURE, FIXTURES AND IMPROVEMENTS

The Company capitalized the purchase of equipment, furniture, fixtures and improvements for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation.

Scheduled below are the assets, lives, costs and accumulated depreciation at June 30, 2000 and 1998.

                                                          06/30/00     06/30/99
                                                          --------     --------

   Computer Hardware and Office Equipment     5 years   $  248,283     $139,925
   Computer Software                          5 years       96,169       46,569
   Leasehold Improvements                    10 years      625,244
   Office Furniture and Fixtures              7 years      184,297       68,113
                                                        ----------     --------

   Total Equipment and Furniture                        $1,153,993     $254,607
                                                        ----------     --------

   Accumulated Depreciation                             $  153,350     $ 12,188
                                                        ----------     --------

   Net Equipment and Furniture                          $1,000,643     $242,419
                                                        ----------     --------


NOTE 5.  INCOME TAXES

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements. A valuation account is established for any tax benefit, which may not be realized. As of June 30, 2000 the Company has a net operating loss of approximately $14,985,180.


    Deferred income tax benefit netted with valuation account             0
    Current income taxes payable                                          0
                                                                          -

    Provision for Income Taxes                                            0
                                                                          -


NOTE 6.  RELIANCE ON OFFICER

Mr. Donald Rackeman serves as the Chairman of the Company's Board of Directors and also holds the position of Chief Executive Officer. His business experience is vital to the Company. If Mr. Rackeman were unable to continue in his present role the Company might be adversely affected. The Company carries no key-man insurance on Mr. Rackeman. Aside from the business skills and business contacts, which Mr.Rackeman brings to the Company, he has also guaranteed personally the leased vehicles, the phone system and the building leases.

NOTE 7.  STOCKHOLDER'S EQUITY

The Company has one class of preferred stock. There are 25,000,000 shares of authorized stock. No preferred stock has been issued or is outstanding at the end of June 30, 2000 and 1999.

The Company has one class of common stock. There are 50,000,000 shares authorized. The rights of this class of stock are all the same. The common stock has all of the rights afforded Nevada shareholders. As of June 30, 2000 the Company had 14,757,366 shares outstanding. As of June 30, 1999 the Company had 7,609,609 shares outstanding. Common stock issuances for fiscal 1998, fiscal 1999 and the six months ended June 30, 2000 are detailed below.

Common Stock Issuances During 1998

Merger of Gold Star Gaming, Inc. with Price Net, Inc. On March 11, 1998 the Company, known then as Gold Star Gaming, Inc. merged with Price Net, Inc. in a reverse merger. The net effect of the merger resulted in an additional 1,100,000 shares issued.

Regulation D, Rule 504 Offering
During the year 1998 the Company had a Regulation D, Rule 504 Offering. The offering was completed prior to the end of December 31, 1998. The offering sold shares in four tiers, each one costing more than the last. Share prices ranged from $0.50 to $2.00. The schedule below summarizes the total number of shares issued as well as the total amount of the sales proceeds.

                  Share Price                  Shares            Amount
                  -----------                  ------            ------

                  $0.50                       660,000          $330,000
                  $1.00                       325,000           325,000
                  $1.50                       153,017           229,526
                  $2.00                        67,332           115,163
                                            ---------          --------

                  Totals for 504 Offering   1,205,349          $999,689
                                            ---------          --------

Stock for Independent Representative Commission
In December 1998 the Company issued restricted common stock totaling 25,000 shares as a bonus commission to a key Independent Representative.

Common Stock Issuances During 1999
During 1999, the Company issued shares of stock for cash payments, distributor commissions, employee bonuses, consulting and vendor services, cancellation of company debt, and inventory acquisition. Each of the recipients of the securities described below represented that they understood that the securities acquired might not be sold or otherwise transferred absent registration under the Securities Act of 1933. Each stock certificate issued bears the Rule 144 restriction endorsement.

Stock Sales, Private Offering
The Company sold to various investors during the year 2,960,229 shares of common stock for $2 per share. Each of these investors completed an appropriate subscription agreement detailing his or her qualification for such investments.

Stock Sales, Private Offer
The Company sold to a single individual 5,000 shares of common stock bearing the R144 restriction for $2,500. The sale price was based on a previous commitment to this individual during 1998.

Stock for Independent Representative Commissions
During the year the Company adopted special promotional campaigns to encourage the sales of its Internet Malls. Part of the compensation paid to IRs for these campaigns included restricted common stock. A total of 753,000 shares were issuance for IR commissions and the non-cash compensation expense associated with these issuances totaled $1,506,000. The total non-cash compensation cost for each recipient was properly reported to the appropriate taxing authorities during 1999.

Stock for Employee Bonuses
In an effort to maintain a positive working environment and to retain key individuals, the Company issued to its employees 671,000 shares of restricted common stock as bonuses. The non-cash compensation cost for the Company totaled $1,342,000 and was properly included in the employee's income calculations for 1999 and included on the Form W-2 and/or Form 1099 submitted to the appropriate taxing authorities.

Stock for Consulting/Services
The Company reimbursed attorneys, consultants and other professional fees and costs with its restricted common stock. The Company issued 960,966 shares of stock at an agreed upon cost of $2 per share for a total value of $1,921,932 for these services.

Stock for Advertising
The Company sponsored certain professional golfers. In exchange for portraying the Pricenet logo on golfing material the golfers and their caddies were given a total of 11,500 shares of stock valued at $23,000.

Stock for Debt
During July of 1999 the Company converted debt of $150,000 by issuing 300,000 shares of stock priced at $0.50 per share. The debt was a note payable to an individual, R. Slatkin, who had lent money to the Company. The creditor's price was based on an option to convert the debt into stock at $0.50 per share.

Stock for Inventory
During the quarter ended March 31, 1999 the Company purchased from DR Trust 6,400 Web PAL units for resale. A Web PAL unit allows a regular television set to become connected to the Internet. The Company paid $100 each for these units, giving $246,000 in cash and issuing 500,000 shares of restricted common stock valued at $394,000.

Stock for NCN Purchase
As part of the NCN purchase the Company issued to the shareholders of NCN 1,090,160 shares of restricted common stock. See Note 12 for more detail on this purchase.

Stock Subscribed
The Company had stock subscribed totaling 315,020 shares valued at $630,040 as of December 31, 1999. As of June 30, 2000, the review report date, 165,000 shares remain subscribed but un-paid.

Options
As an incentive to Independent Representatives the Company issued options to buy Company stock. The stock options are available to a significant number of Independent Representatives (IRs). The Company hosted a promotional campaign during April 1999 to November 1999 where IRs had the potential to receive restricted company stock in the form of options. The amount of shares that potentially could be exercised at December 31, 1999 totaled 98,600. However, in order to qualify for the granting of such options several performance goals must be met, including remaining active within the Company's organization. If the IR leaves the Company either by free will or is terminated for cause, all options available to that individual are forfeited. As of June 30, 2000 none of the options have been exercised.

The option stock is not included within the shareholder section of the balance sheet. The stock options are however figured into the diluted earnings per share on the Statement of Operations.

Warrants
During 1999 the Company entered into an agreement with a product merchandise distributor, "The Big Store" (see note 15). The Big Store provides an outlet where Internet mall operators can send their customers to buy products on-line. As part of the agreement with The Big Store, the Company has granted warrants to purchase 1,000,000 shares of the Company's restricted common stock at 110% of the per share market price at the date of the grant.


Common Stock Issuances During the Six Months ended June 30, 2000

During the six months ended June 30, 2000, the Company issued shares of stock for distributor commissions, employee bonuses, consulting and vendor services, and the acquisition of a company. Each of the stock certificates issued bears the Rule 144 restriction endorsement. The following paragraphs identify the nature of the stock issuances.

Stock for Independent Representative Commissions
During 1999 the Company adopted special promotional campaigns to encourage the sales of its Internet Malls. Part of the compensation paid to IRs for these campaigns included restricted common stock. Most of the stock was issued during 1999 but 22,000 shares totaling $12,410 in non-cash consulting expense was issued during the six months ended June 30, 2000.

Stock for Employee Bonuses
In an effort to maintain a positive working environment and to retain key individuals, the Company issued to its employees 149,000 shares of restricted common stock as bonuses. The non-cash compensation cost for the Company totaled $138,540.

Stock for Consulting/Services
The Company reimbursed attorneys, consultants and other professional fees and costs with its restricted common stock. The Company issued 945,532 shares for a total non-cash value of $551,134, which was recorded to professional fees - consulting expense for the six months ended June 30, 2000.

Stock for Acquisition and Defense of International Sales Rights
On March 28, 2000 the Company resolved a long-standing dispute with Victor Barron, a former Officer and Director of the Company, regarding the ownership of international sales rights. The settlement allows Price Net to retain the international sales rights and in return, the Company issued to Mr. Barron 1,000,000 shares of restricted common stock at a total non-cash value of $500,000. The sales rights were recorded as a capital asset for the Company (see
Note 17 below).

Stock for Acquisition of MNS Eagle Equity Group II
On June 19, 2000 the Company acquired 100% of MNS Eagle Equity Group II (MNS), a fully reporting public OCT Bulletin Board company. The Company issued 50,000 shares of restricted common stock and $100,000 in cash for 682,500 shares of MNS, which represented 100% of the issued and outstanding stock of MNS. The company issued an additional 450,000 shares of restricted common stock to agents for the associated finders fees and consulting fees as part of the acquisition. The non-cash cost associated with the stock issuance portion was valued at $125,000. See Note 18 below regarding this acquisition.

SFAS No. 123
As permitted under SFAS No. 123, the Company has not recognized compensation expense for the theoretical value of its options and warrants at the grant date (in excess of the recognition of the intrinsic value). Had compensation expense for the Options and Warrants been based on the fair value of the options at the grant date amortized over any potential vesting period, the Company's pro forma net loss and net loss per share would have been as follows:

                                             June 30, 2000     December 31, 1999
                                             -------------     -----------------
Net Loss:
         As Reported                          $(4,264,906)       $(9,171,926)
         Pro forma                            $(4,455,322)       $(9,571,076)
Net Loss Per Share:
         As Reported - Basic and Diluted         $(0.27)           $(1.00)
         Pro forma - Basic and Diluted           $(0.28)           $(1.05)

In determining the fair value of options and warrants granted for purposes of the preceding pro forma disclosures, the Company used the minimum value option-pricing model with the following weighted-average assumptions for the six months ended June 30, 2000 and year ended December 31, 1999, respectively: risk-free interest rate of 5%, dividend yield of zero, and expected life of 1 year for the options and 5 years for the warrants. The options granted during 1999 had a weighted average fair value of $1.57 per share and the warrants had a weighted average fair value of $0.35 per share.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

Office Leases
On November 1, 1999 the Company entered into an agreement to lease a 24,342 square feet facility located at 2575 McCabe Way, Irvine California. The lease term is 60 months and the initial monthly rent is $41,381.


The Company has an existing facility located at 2424 S.E. Bristol, Newport Beach, California which incurs a lease payment of $18,323 per month. The lease term for this facility expires on December 31, 2003. The Company is actively marketing the property for another entity to assume the lease. The lease tables below do not factor the lease cancellation or assumption possibility.

The Company leases a storage facility located at Brook hollow Office Park, Santa Ana, California for $3,500 per month. The term for this lease expires on April 5, 2000.

Vehicle Leases
The Company provides leased vehicles to a select group of independent representatives and corporate senior management. At the end of June 2000 there were a total of twenty-one vehicles leased with a total monthly payment of $21,734.

Office Equipment
The Company leases photocopying and other computer equipment from vendors. The monthly payments for this leased equipment totals approximately $300 per month.


Below is a listing of the operating lease commitments for the next five years as of December 31, 1998.


                                  Year 1          Years 2           Year 3           Year 4           Year 5
                                  ------          -------           ------           ------           ------

Office Lease                     $374,074         $513,999         $532,356         $548,419         $564,482
Vehicles $1,690/mth                20,184           20,184           20,184            4,752            4,752
Office Equipment $900/qtr           3,600            3,600            3,600            3,600            3,600
                                 --------         --------         --------         --------         --------


Total                            $397,858         $537,783         $556,140         $556,771         $572,834
                                 --------         --------         --------         --------         --------

Below is a listing of the operating lease commitments for the next five years as of December 31, 1999.

                                    Year 1            Years 2           Year 3            Year 4            Year 5
                                    ------            -------           ------            ------            ------

Offices Lease                     $  781,593        $  849,856        $  875,077        $  805,593        $  540,392
Vehicles $21,734/mth                 260,812           197,782            24,663            14,498            14,498
Office Equipment $900/qtr              3,600             3,600             3,600             3,600             3,600
                                  ----------        ----------        ----------        ----------        ----------


Total                             $1,046,005        $1,051,238        $  903,340        $  823,691        $  558,490
                                  ----------        ----------        ----------        ----------        ----------


NOTES 9.  NOTES PAYABLE

During 1998, the Company held several notes for individuals who had lent the company money. Most of the notes payable had been paid off during 1999 by either cash or common stock payments. Below is a summary of the notes payable as of June 30, 2000 and December 31, 1999 respectively.

     Description                Terms             06/30/00         12/31/99
     -----------                -----             --------         --------

     DR. Trust               7.5% and 6%         $  14,039         $  77,039
     NCN Note                no interest           105,000           125,000
     McInerney               no interest           120,000                 0
     Go Fast Automotive              10%           125,000                 0
     Artunian                        10%           146,000                 0
                                                                   ---------

     Total Notes Payable                         $ 510,039         $ 202,039
                                                 ---------         ---------

     Accrued Interest                                3,586                 0
                                                                   ---------

     Total Notes Payable                         $ 513,625         $ 202,039
                                                 ---------         ---------



NOTE 10.  YEAR 2000 COMPLIANCE

The Company reviewed its product line and supportive in-house software to ensure all applications within the software, firmware and hardware utilizing "clocks" were able to identify and process date data, including leap year. All software using dates for calculation or to take any action is year 2000 compliant.

The manufacturer must address compliance of any additional third party software including operating systems used with any Company equipment.

The Company is dependent upon the smooth functioning of the Internet systems and the line providers for its uninterrupted operations. It is also dependent upon the smooth operation of the banking, and credit card industry. These outside industries have, as far as the Company can tell, responded adequately to the year 2000 compliance problem. However, no assurance can be given that service of these or other necessary industries will not be interrupted in the near future, thus materially affecting the operations of the Company. As time passes, the 2000 compliance problem becomes less significant.


NOTE 11.  RELATED PARTIES

The Chairman of the Board of Directors and the Company's Chief Executive Officer is the father of the administrator of the DR & LR Trust. The trust purchased the office facility at 2575 McCabe Way, Irvine CA from the Company's landlord after the Company had moved into the facility. The trust has also lent money to the Company on numerous occasions and currently has an outstanding note receivable due from the Company. During 1999 the Company purchased from the DR & LR Trust inventory items that consisted of the 6,400 Web PAL units. The price per unit was reduced from an estimated wholesale value of $249 per unit to $100 per unit.

NOTE 12.  PURCHASE OF NCN COMMUNICATIONS

On October 11, 1999 the Company purchased 100% of shareholder interest in NCN Investments, Inc. NCN Investments is a holding company, which wholly owns NCN Communications, Inc. NCN Communications, Inc. is a long distance telephone service provider company. NCN Investments has no assets or debt except for owing the communications company. NCN has gross telephone service sales revenue of approximately $800,000 per month that contributes to a net revenue stream of approximately $75,000 per month.

The acquisition was consummated because management felt that a long distance telephone service would complement their growing list of products offered by the super store. Equally important, management feels strongly that the large, seasoned customer base that NCN owns has tremendous value in and of itself. However, there was no reflection of this significant intangible asset on the balance sheet of NCN at the time of the acquisition. Below is a summary of NCN Communications balance sheet as of the purchase date.

         Cash and Cash Equivalents                         $      7,622
         Receivables                                            297,547
         Fixed Assets                                             7,000
         Deposits                                                 2,180
         Current Payables                                       252,834
         Note Payable and Contingent Liability                  245,000
         Common Stock                                         1,313,250
         Retained Earnings (Loss)                           (1,496,735)
                                                           -----------

         Net Tangible Equity                               $  (183,485)
                                                           -----------

The Company paid the following for 100% interest in NCN

         Shares of common stock 1,090,160
          valued at $2.75 per share                                 $ 2,997,940
         Cash paid to shareholders                                       25,350
                                                                    -----------
         Total Price of NCN                                         $ 3,023,290

The purchase price on NCN is being recorded in the following manner.

         Negative assets vs. liabilities as listed above            $  (183,485)
         Goodwill recorded as an asset
            to cover the negative equity                            $   183,485

         Total Goodwill recognized from purchase                    $ 3,206,775
         Amortization Expense at June 30, 2000                      $  (786,404)

The Goodwill is being amortized over 36 months on a straight-line basis.

NOTE 13.  INVESTMENTS

The Company purchased 1,000 shares of stock in Pacific Mercantile Bank for $13,500 ($13.50 per share cost) as a long-term investment. The stock was split 2 for 1 during March 2000. The market value of the stock as of June 30, 2000 was $7.03 per share. This creates an unrealized and unrecorded gain for the 2,000 shares of $560.

NOTE 14.  REFUNDS

The Company had adopted a policy during 1999 of refunding an IMO site of up to a year from the date of purchase. The refunds are netted against future commissions that an IR might receive because of the original commissions paid. Beginning January 15, 2000 the Company has changed its refund policy. They will refund a distributor the amount of a mall purchase minus any associated commissions if the request is received within 72 hours of the purchase date. This change conforms to federal law.

When an IMO site is sold, the IR receives a commission. The IRs related organization, or up line, also receives a commission on the sale. If an IMO requests and receives a refund, the Company assesses a charge to the IRs and up line that are affected by the refund. The charge can also be netted against any current or future commissions and bonuses of the IRs and up lines if they are active within the organization.

As of June 30, 2000 the amount of refunds payable totaled $519,210 and is included as a part of the accrued liabilities as reported on the balance sheet. Since the majority (between 70% to 80%) of the IMO sales are paid out to the IRs and up line as commissions, the majority of any potential refund payments would necessitate a receivable due from the IRs. A holding list (receivable list) is created and updated for such refunds or credit card charge backs. As of June 30, 2000, the holding list totaled $397,406. However, because of the nature of network marketing and the uncertainty of collection, this receivable amount has not been recognized in the financial statements as a receivable. If collected, the proceeds will be netted against any refunds paid, reducing the overall refund costs.


NOTE 15. TERMINATION OF AGREEMENTS WITH "THE BIG STORE.COM" and
         "THE BIG HUB.COM"

In the fall of 1999, the Company signed agreements with "The Big Store.com" and "The Big Hub.com" to facilitate web site product searches, merchandise sales, order fulfillment, distribution, and provide full customer service for IMO customer retail sales. These agreements are outlined as follows:

The Big Store
The agreement with "The Big Store" was for the back-end processing or order fulfillment, distribution, and customer service phase of mall product sales applications. The agreement required the Company to pay a one-time private label development fee of $150,000 to connect all of the Companies current IMO sites. In addition, the Company was accessed a store fee commission on monthly gross sales ranging from 2% to 6%. The agreement also granted "The Big Store.com" warrants for 1,000,000 shares of restricted common stock. The warrants have a five-year exercise period.

The Big Hub
The agreement with "The Big Hub" was for the licensing of web site mega-search engine technology and also for licensing of a private label web page to access "The Big Store" products. The agreement required the Company to pay $25 for each IMO set up with back-end processing by "The Big Store", a monthly maintenance fee of $5 for each IMO currently using "The Big Store" private label mall, and an annual renewal fee of $7.50 for each active IMO.

The two aforementioned agreements were hereby terminated during May 2000 due to a dispute between the Company and the representatives of the organizations mentioned above regarding the terms of the agreements. A lawsuit has been filed against the two entities (see Note 19 - Legal Issues).


NOTE 16. PLEDGED ASSETS

The Company has pledged assets in the form of a Certificate of Deposit to secure the vehicle leases. The Certificate of Deposit is with First Security Bank in the amount of $50,000.



NOTE 17. INTERNATIONAL SALES RIGHTS

On March 28, 2000 the Company resolved a long-standing dispute with Victor Barron, a former Officer and Director of the Company, regarding the ownership of international sales rights. The settlement allows Price Net to retain the international sales rights but requires the Company to provide certain nominal payments for IMO site sales as well as providing foreign ownership interest as follows:

     o    $2.00 for each new IMO site sold worldwide for duration of 36 months.
     o $4.50 for each new IMO sold outside of the United States for duration of 60 months or until the foreign country is officially opened for business.
     o 5% ownership stake of each foreign operation, plus 2% of the proceeds received from stock offerings of those foreign locations. This includes a $10,000 cash advance each month for a 6-month period to be credited against the foreign capital raised.
     o Beginning in July, 2000, each month the Company must buy back as much as $15,000 worth of the Company's common stock that Mr. Barron holds, at Mr. Barron's discretion, until the Company has fulfilled its registration requirements with the Securities and Exchange Commission.


In addition to the ongoing payments and costs identified above, the Company issued to Mr. Barron 1,000,000 shares of restricted common stock at a total non-cash value of $500,000. The sales rights were recorded as a capital asset for the Company.

NOTE 18. ACQUISITION OF MNS EAGLE EQUITY GROUP II

On June 19, 2000 the Company acquired 100% of MNS Eagle Equity Group II (MNS), a fully reporting public OCT Bulletin Board company. The Company issued 50,000 shares of restricted common stock and $100,000 in cash for 682,500 shares of MNS, which represented 100% of the issued and outstanding stock of MNS. The company issued an additional 450,000 shares of restricted common stock to agents for the associated finders fees and consulting fees as part of the acquisition. The non-cash cost associated with the stock issuance portion was valued at $125,000.

The Company effectively became the parent of MNS and will retain MNS's reporting status with the U.S. Securities and Exchange Commission (SEC). The Company filed "Form 8K" with the SEC on June 30, 2000, which announced the stock exchange agreement between the Company and the shareholders of MNS. The Form 8K also gave detailed information as to the change in control of MNS. The SEC accepted the Form 8K on June 30, 2000.


NOTE 19. LEGAL ISSUES

Breakaway Solutions
Breakaway Solutions, formerly known as the Counsel Group, filed an action in the Orange County Superior Court for a contract executed in 1998 by former PriceNet President Melanie McCarthy for the merging and modification of existing systems relative to the mall site and sales in the sum of $132,000. The matter was settled on July 24, 2000 and PriceNet agreed to pay Breakaway Solutions a total of $50,000, with $25,000 payable on August 1, 2000 and the remaining $25,000 to be paid in monthly installments of $5,000 beginning September 1, 2000 until paid.

Tate
Arbitration has been filed by Larry Tate, a former employee of the Company for claimed breach of his consulting agreement. Tate contends that despite leaving the Company and executing a release of claims and payment of 100,000 shares of stock, the shares do not apply to the settlement and was a part of his initial payment, thereby claiming that 100,000 additional shares are due him. The Company contends the settlement and release signed by Tate, along with payment of 100,000 shares represents payment in full to Tate. Tender of 50,000 shares of stock to Tate has settled this matter.

Sweeney
The Company against the former Co-Chairman/Chief Operations Officer James A. Sweeney has commenced litigation for International Interference with Economic Relationship, Breach of Fiduciary Duty, Fraud, Breach of Contract, and Trade Libel. The Company has obtained a preliminary injunction against Sweeney. Mr. Sweeney has filed a cross-complaint for breach of contract, constructive termination, fraud, conversion and interference with contract/perspective business advantage and defamation. The Company is vigorously pursuing the matter toward a favorable outcome. The discovery process is ongoing and the matter is set for trial in late November 2000.

Ballah, The Big Store, The Big Hub, The Big Biz.com, OhGolly.com, IPowerBiz, PriceNet Marketing, and MGI WorldNet.com (the Ballah group)

The Company against the former Director/President Jerry Ballah, Bruce Ballah, The Big Store.com, The Big Hub.com, The Big Biz.com, OhGolly.com, IPowerBiz, PriceNet Marketing, and MGI WorldNet.com (the Ballah group) has commenced litigation in the amount of not less than $25,000,000 for Breach of Fiduciary Duty, Fraud, Breach of Contract, International Interference with Contractual Relationships, Misappropriation of Trade Secrets, Unfair Competition, Accounting, and Injunctive Release. The discovery process is ongoing and the Company is vigorously pursuing the matter toward a favorable outcome.

In addition to the matters discussed above, the Company is involved in various legal matters that arise in the normal course of business. The Company believes that the ultimate resolution of the matters described above and other matters it is currently aware of will not have an unfavorable material impact on its financial condition, results of operations or cash flows.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Business Overview

Price Net U.S.A., Inc., (the Company) was founded in order to market and operate an Internet based infrastructure that supports a home-based business. We market an extensive line of products and services on the Internet. Customers have the service, convenience and advantage of using the Internet from their home or office to make purchases. We market our products and services to retail consumers as well as business to business. We utilize an alliance-marketing program of independent representatives and mall operators to sell our products and services. The mall operators typically pay an initial set-up and training charge, and a monthly mall maintenance fee. Our program affords the Company the advantage of a rapidly expanding sales force without the normal upfront and ongoing costs of maintaining a sales organization of this size. Each mall operator is compensated on the retail purchases of products and services from their Internet shopping mall.

The Company has experienced substantial growth in retail sales in the past couple of years. From 1998 to 1999, the Company's retail sales grew from $124 thousand to $8.3 million, representing a tremendous annual growth rate for the first full year of operation. The Company's sales revenue totaled $3.3 million for the six months ended June 30, 2000, which out paced the $1.7 million revenue generated for the comparative six months ended June 30, 1999.

The Company's products are marketed exclusively through an alliance marketing system. This system enables the Company's independent mall operators to earn profits by selling products from the Company's branded super store and outlet stores to retail consumers and other representatives. Independent Representatives may also develop their own down-line organizations by sponsoring other independent mall operators to join the organization and provide e-commerce business in any market where the Company operates, entitling the sponsors to receive commission overrides on product sales within their down-line organizations.

We believe that the Company's alliance marketing system is ideally suited for Internet e-commerce, because sales of such products and services are strengthened by ongoing personal contact between the retail consumers and the independent mall operators. Many of the customers are close friends or relatives of the mall operators and are willing to purchase products based on the notion that they are helping the mall operator receive a commission while receiving a very reasonable or discounted price for the products. The Company's alliance marketing system appeals to a broad cross-section of people throughout the world, particularly those seeking to supplement family income, start a home business or pursue employment opportunities other than conventional, full-time employment.

Statements included in this "Management's Discussion and Analysis or Plan of Operation" Section, and in other sections of the Report and in prior and future filings by the Company with the Securities and Exchange Commission, in the Company's prior and future press releases and in historical or current facts are "forward-looking statements" made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. There are numerous risk factors that in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial and operating performance to differ materially from that expressed in any forward-looking statement. The following discussion and the analysis should be read in conjunction with the Financial Statements and notes to Financial Statements which appear elsewhere in this report.

Results of Operations for the Three Months Ended June 30, 2000
   Compared to Three Months Ended June 30, 1999

Revenue
Revenue decreased to $701,579 for the three months ended June 30, 2000 from $1,078,268 for the comparable period in 1999 as a result of the significant reorganization and restructuring of our operation and customer base stemming from the termination of our Company President. The three months ended June 30 1999 included a very aggressive mall site sales campaign. Of the $701,579 revenue for the three months ended June 30, 2000, $466,279 represents independent mall site and merchandise sales and the remainder represents long-distance phone service revenue of $235,300.

Cost of Sales
Cost of sales consists primarily of the costs of commissions paid to our network of independent sales representatives. Cost of sales decreased to $526,013 for the three months ended June 30, 2000 from $1,047,474 for the comparable period in 1999. This $521 thousand decrease was primarily attributable to our decrease in sales volume. Cost of sales for the three months ended June 30, 2000 represented 75% of the sales revenue as compared to 97% of the sales revenue for the three months ended June 30, 1999 which generated an overall better gross profit margin for the later period even though there was a decline in sales. We expect the overall dollar cost of sales to increase in future periods to the extent that our sales volume increases but not as a percentage of revenue.

Operating Expenses
Selling, General and Administrative. Selling, general and administrative expenses consist of advertising and promotional expenditures, payroll and related expenses for executive and administrative personnel, facilities expenses, professional and consulting services expenses, travel and other general corporate expenses. Selling, general and administrative expenses increased to $1.9 million for the three months ended June 30, 2000 from $705 thousand for the comparable period in 1999. Two significant non-cash transactions totaling $747 thousand occurred during the three months ended June 30, 2000 as compared to the similar period, which contributed to the increased costs. They include the amortization of the goodwill associated with the NCN Communication acquisition for $308 thousand and the write down of inventory items that totaled $439 thousand. Overall operating expenses are expected to decrease as a percentage of revenue during future periods because our sales of mall sites and merchandise are based on e-commerce, which allows increases in the volume of purchases without having to incrementally add overhead. We expect selling, general and administrative expenses to increase in absolute dollars as we continue to pursue advertising and marketing efforts, expand our locations worldwide, expand our staff and incur additional costs related to the growth of our business and being a public company.

Net Loss
We incurred a net loss of $(1,774,799) for the three months ended June 30, 2000 as compared to $(675) thousand for the comparable period in 1999. Net loss for the three months ended June 30, 2000 was primarily affected by the non-cash transactions mentioned above.

Recent Developments
In May 2000 we negotiated a strategic arrangement with Cyrsh Technologies Corporation, a high-tech developer of Internet user services and search protocols, which will allow us to be the primary marketer and co-distributor of this cutting edge technology. This strategic partner will also provide certain Internet connectivity and infrastructure support to our existing Internet networks.

In June 2000 we negotiated a strategic arrangement with 2HQ.com, Inc., for mall product sales applications including the back-end processing, order fulfillment, distribution, and customer service. The arrangement also provides for web site mega-search engine technology and private labeling of the Company's web page.

Liquidity and Capital Resources
Since inception, we have financed our operations primarily through private sales of equity and debt and cash generated from operations. As of June 30, 2000, we had approximately $333,421 of cash and cash equivalents. As of that date, our principal commitments consisted of obligations outstanding under operating leases for facilities, vehicles and equipment, obligations to vendors stemming from costs associated with the daily on-going operations, and obligations for certain costs associated with the phone company acquisition in October 1999.

Net cash used in operating activities was $929 thousand for the six months ended June 30, 2000 compared to $3.2 million for the six months ended June 30 1999. Net cash used in operating activities for the six months ended June 30, 2000 primarily consisted of net operating losses adjusted for expenses paid by stock issuances, increases in accounts receivable, accounts payable and amortization and the adjustment for the write down of inventory. Net cash used in operating activities for the six months ended June 30, 1999 primarily consisted of net operating losses adjusted for items such as the increase in inventory, an increase in accounts payable and decreases in prepaids and deposits.

Net cash used in investing activities for the six months ended June 30, 2000 consisted the purchase of MNS Eagle Equity Group II and additions to fixed assets, including facility leasehold improvements, equipment purchases, including computer equipment. Net cash used for investing activities for the six months ended June 30, 1999 included fixed asset purchases. Net cash used in investing activities was $220,622 for the six months ended June 30, 2000 compared to $341,862 for the comparative six-month period in 1999.

Net cash provided by financing activities was $211,586 for the six months ended June 30, 2000 compared to $1.2 million for the six months ended June 30, 1999. Net cash provided by financing activities for 1999 was affected by the large sales of private placement common stock.

The Company had a working capital deficit position as of June 30, 2000 of approximately $187,000 as compared to a working capital position of approximately $938,000 as of December 31,1999.

The Company had a Stockholders' Equity of $2,299,664 as of June 30, 2000 as compared to a Stockholders' Equity $4,612,486 as of December 31,1999. The Company had an accumulated Retained Earnings deficit of $14,959,489 at June 30, 2000, in comparison to an accumulated Retained Earnings deficit of $10,694,583 as of December 31, 1999. The increase in the accumulated deficit is due to the net loss of $4,264,906 for the six months ended June 30, 2000.

The Company does not currently possess a financial institution source of financing and the Company cannot be certain that it's existing sources of cash will be adequate to meet its liquidity requirements. Therefore, the Company is considering the following options to meet its liquidity requirements:

     (a) Attempting to raise additional funds through the sale of equity securities to persons or entities who are not presently stockholders of the Company;
     (b) Attempting to franchise or license its technology and proprietary rights to foreign countries;
     (c) Reducing the Company's present rate of expenditures, which might materially adversely affect the ability of the Company to market its products and services effectively.

The Company's future capital requirements will depend on factors, including (i) the progress and effectiveness of its sales activities and marketing approach, and (ii) the ability of the Company to maintain its existing customer base and establishing and expanding its customer base into new domestic and foreign markets. However, if operating expenses are higher than expected or if cash flow from operations is lower than anticipated, there can be no assurance that the Company will have sufficient capital resources to be able to continue as a going concern.

We may need to raise additional capital funds if, for example, we pursue business or technology acquisitions or experience operating losses that exceed our current expectations. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

Unless the Company is able to continue to generate revenues or obtain additional financing in the future, the continuing losses incurred by the Company might raise substantial doubt about the Company's ability to continue as a going concern. Therefore, the Company's ability to continue in business as a going concern depends upon its continuing ability to sell its products, to generate franchise and licensing fees from the potential sales of its technology and products, to conserve liquidity by setting sales and marketing goals and other priorities, reducing expenditures, and to obtain financing through equity offerings or conventional banking sources. In any event, there is no assurance that any expenditure reductions, financings or other measures that the Company may enact will enable it to meet its working capital requirements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
See Note 19 of the "Notes to Financial Statements" in Part I of this document.

Item 2. Changes in Securities.
None

Item 3. Defaults Upon Senior Securities.
None

Item 4. Submission of Matters to a Vote of Security Holders.
None

Item 5. Other Information.
None

Item 6.     Exhibits and Reports on Form 8-K.
The Company originally filed Form 8-K 12G 3 on June 30, 2000 and re-filed the Form on August 11, 2000 with all related attachments and exhibits. The Item disclosed in the Form 8-K 12G 3 related to a "Change in Control" of MNS Eagle Equity Group II.

Pursuant to a Stock Exchange Agreement (the "Exchange Agreement") dated as of June 19, 2000 between Price Net U.S.A., Inc (PRICENET), a Nevada corporation, and the sole shareholders of MNS Eagle Equity Group II, Inc. ("MNS"), a Nevada corporation, 100% of the outstanding shares of common stock of which is held by less than 20 MNS shareholders were exchanged for 50,000 shares of common stock of PRICENET and $100,000 cash in a transaction in which PRICENET effectively became the parent corporation of MNS.

EXHIBIT
NUMBER          DESCRIPTION OF EXHIBIT
------          ----------------------

 2.0 Stock Exchange Agreement dated June 19, 2000 between Price Net USA, Inc. and MNS Eagle Equity Group II, Inc. (included as
                Exhibit 2.0 to the Company's Form 8-K 12G 3 dated June 30, 2000, previously filed with the Commission and is incorporated herein by reference).

 3.1            Articles of Merger and Articles of Incorporation (included as
                Exhibit 3.1 to the Company's Form 8-K 12G 3 dated June 30, 2000, previously filed with the Commission and is incorporated herein by reference).

 3.2 Bylaws (included as Exhibit 3.3 to the Company's Form 8-K 12G 3 dated June 30, 2000, previously filed with the Commission and is incororated herein by reference).

27.1            Financial Data Schedule (for SEC use only).




                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Price Net USA, Inc.




By: /s/  Donald Rackemann                   By: /s/  Allen Kimble
    -------------------------------             --------------------------------
    Donald Rackemann                            Allen Kimble
    Chief Executive Officer                     Chief Financial Officer