Form 10QSB
period 2000-09-30
PRICE NET USA INC
filed 2000-11-17
CIK 1117193

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


      For the Quarter Ended September 30, 2000 Commission File No. 0-31319


                               PRICE NET USA, INC.
                               -------------------
             (Exact name of Registrant as specified in its charter)


            NEVADA                                             33-0775716
            ------                                             ----------
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
Incorporation or organization)

                    2575 McCabe Way, Irvine California 92614
                    ----------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (949) 225-6200
                                 --------------
              (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                 Yes [X] No [ ]


The number of shares outstanding of each of the Registrant's classes of common equity, as of November 30, 2000 is as follows:


    Class of Securities                                   Shares Outstanding
    -------------------                                   ------------------
Common Stock, $.001 par value                                 15,771,366

                                TABLE OF CONTENTS

                                                                         Page of
                                                                         Report
                                                                         ------


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.                                              3

Consolidated Balance Sheet,
as of September 30, 2000 and December 31, 1999 (Unaudited)                 3

Consolidated Statement of Operations,
for the Three Months and Nine Months ended
September 30, 2000 and 1999 (Unaudited)                                    4

Statement of Stockholder's Equity,
For the period from October 7, 1997 to September 30, 2000 (Unaudited)      5

Statement of Cash Flow,
For the Nine Months ended September 30, 2000 and 1999 (Unaudited)          6

Notes to Financial Statements (Unaudited)                                7 - 17


Item 2. Management's Discussion and Analysis or Plan of Operation.        18


PART II. OTHER INFORMATION                                                21

Item 1. Legal Proceedings.                                                21

Item 2. Changes in Securities.                                            21

Item 3. Defaults Upon Senior Securities.                                  21

Item 4. Submission of Matters to a Vote of Security Holders.              21

Item 5. Other Information.                                                21

Item 6. Exhibits and Reports on Form 8-K.                                 21



Signatures                                                                21

PART I. FINANCIAL INFORMATION

                               Price Net USA, Inc.
                           Consolidated Balance Sheet
                 as of September 30, 2000 and December 31, 1999


                                                       9/30/00        12/31/99
                                                     -----------    -----------
                                     Assets
                                     ------
Cash                                                      18,323        938,272
Receivables                                              204,229        334,498
Inventory                                                134,100        572,925
                                                     -----------    -----------
 Total Current Assets                                    356,652      1,845,695
                                                     -----------    -----------

Equipment and Furniture, net of depreciation             957,148        991,361

Investment                                                95,249         13,500
NCN Customer Base                                      2,153,140      2,954,834
International Rights                                     417,500           --
MNS Eagle Purchase                                       206,250           --
Deposits                                                    --           66,179
                                                     -----------    -----------

 Total Assets                                          4,185,939      5,871,569
                                                     ===========    ===========

                                  Liabilities
                                  -----------

Bank Overdraft                                              --             --
Accounts Payable                                         673,628         72,972
Other Current Liabilities                              1,674,938        864,072
Notes Payable and Contingent Liabilities                 759,974        322,039
                                                     -----------    -----------

 Total Current Liabilities                             3,108,540      1,259,083
                                                     -----------    -----------


                              Stockholders' Equity
                              --------------------

Preferred Stock, 25,000,000 shares authorized none outstanding, par value $0.001

Common Stock, 50,000,000 shares authorized
 15,771,366 shares outstanding at 9/30/00
 and 12,147,234 shares outstanding 12/31/99
 par value $0.001                                         15,771         12,147

Paid in Capital                                       18,230,717     15,924,962

Stock Subscribed                                        (330,000)      (630,040)

Retained Earnings (Loss)                             (16,839,090)   (10,694,583)
                                                     -----------    -----------

 Total Stockholders' Equity                            1,077,399      4,612,486
                                                     -----------    -----------

 Total Liabilities and Stockholders' Equity            4,185,939      5,871,569
                                                     ===========    ===========


        The accompanying notes are an integral part of these statements.


                                         Price Net USA, Inc.
                                Consolidated Statement of Operations
            for the comparative three and nine months ended September 30, 2000 and 1999



                                                 Three Months Ended                Nine Months Ended
                                              9/30/00          9/30/99         9/30/00         9/30/99
                                            ------------    ------------    ------------    ------------
Revenue
 Mall, Service and Product Sales            $     43,703    $  2,810,203    $  3,289,661    $  4,582,382
 Telephone Service Revenue                       132,333
 Other Income                                       --            13,586            --            13,586
                                            ------------    ------------    ------------    ------------

 Total Revenue                                   176,036       2,823,789       3,289,661       4,595,968
                                            ------------    ------------    ------------    ------------

Costs of Sales
 Costs of Goods Sold                             291,420         156,896         408,464         525,452
 Commissions                                      58,464       2,592,847       2,538,930       4,598,577
                                            ------------    ------------    ------------    ------------

 Total Costs of Sales                            349,884       2,749,743       2,947,394       5,124,029
                                            ------------    ------------    ------------    ------------

Gross Profit (Loss)                             (173,848)         74,046         342,267        (528,061)
                                            ------------    ------------    ------------    ------------

Expenses
 Payroll                                         305,036         401,346       1,292,238       4,174,466
 Professional Fees                               202,390         110,099       1,482,751         227,213
 Rent                                            259,934         186,617         683,023         404,361
 Advertising and Promotion                         2,867          87,576          97,050         313,930
 Amortization                                    327,814            --           903,944            --
 Depreciation                                     46,311          49,637         150,543          49,637
 Interest Expense                                  7,625          11,516          12,883          40,488
 Bad Debt                                         50,000           1,223          83,601           1,223
 Inventory Writedown                                --              --           438,825            --
 Other Administrative Expenses                   513,345         455,599       1,341,915         775,369
                                            ------------    ------------    ------------    ------------

 Total Expenses                                1,715,322       1,303,612       6,486,773       5,986,687
                                            ------------    ------------    ------------    ------------

Income Before Income Taxes                    (1,889,170)     (1,229,567)     (6,144,506)     (6,514,748)

Provision for Income Taxes                          --              --              --              --
                                            ------------    ------------    ------------    ------------

Net Income (Loss)                           $ (1,889,170)   $ (1,229,567)   $ (6,144,506)   $ (6,514,748)
                                            ============    ============    ============    ============

Basic Earnings per Share                    $      (0.12)   $      (0.17)   $      (0.44)   $      (0.94)
                                            ------------    ------------    ------------    ------------

Basic Weighted Average Number of Shares       15,577,366       7,100,500      13,850,366       6,933,044

Diluted Earnings per Share                  $      (0.12)   $      (0.17)   $      (0.36)   $      (0.91)
                                            ------------    ------------    ------------    ------------

Diluted Weighted Average Number of Shares     16,149,366       7,145,894      17,149,133       7,145,894


                  The accompanying notes are an integral part of these statements.

                                                  4

                                                        Price Net USA, Inc.
                                                 Statement of Stockholder's Equity
                                  for the period from October 7, 1997 through September 30, 2000


                                                Common Stock             Paid in          Stock          Retained         Total
                                            Shares         Amount        Capital        Subscribed       Earnings         Equity
                                         ------------   ------------   ------------    ------------    ------------    ------------

Capitalization                              2,250,010   $      2,250   $     22,750            --              --      $     25,000

Retained Earnings (Loss)                         --             --             --              --      $   (201,737)   $   (201,737)
                                         ------------   ------------   ------------    ------------    ------------    ------------

Balance, December 31, 1997                  2,250,010   $      2,250   $     22,750    $       --          (201,737)   $   (176,737)

Common Stock Issuances for 1998

Merger Price Net and Gold Star              1,100,000   $      1,100   $     (6,550)           --              --      $     (5,450)

Stock Sales 504 Offering                    1,205,349   $      1,205   $    998,484            --              --      $    999,689

Stock for Independent Rep Commissions          25,000   $         25   $     29,975            --              --      $     30,000

Retained Earnings (Loss)                         --             --             --              --      $ (1,320,920)   $ (1,320,920)
                                         ------------   ------------   ------------    ------------    ------------    ------------

Balance,December 31, 1998                   4,580,359   $      4,580   $  1,044,659    $       --      $ (1,522,657)   $   (473,418)

Common Stock Issuances for 1999

Stock Sale, Private Offering $2/share       2,960,229   $      2,960   $  5,917,498            --              --      $  5,920,458
Stock Sale, Private Offering                    5,000   $          5          2,495            --              --      $      2,500
Stock for Independent Rep Commissions         753,000   $        753   $  1,505,247            --              --      $  1,506,000
Stock for Employee Bonuses                    671,000   $        671   $  1,341,329            --              --      $  1,342,000
Stock for Consulting/Services                 960,966   $        961   $  1,920,971            --              --      $  1,921,932
Stock for Advertising                          11,500   $         12         22,988            --              --      $     23,000
Stock for Debt                                300,000   $        300   $    149,700            --              --      $    150,000
Stock for Inventory                           500,000   $        500   $    393,500            --              --      $    394,000
Stock for NCN Purchase                      1,090,160   $      1,090   $  2,996,850            --              --      $  2,997,940
Stock Subscribed                              315,020   $        315   $    629,725    $   (630,040)           --      $       --


Retained Earnings (Loss)                         --             --             --              --      $ (9,171,926)   $ (9,171,926)
                                         ------------   ------------   ------------    ------------    ------------    ------------

Balance, December 31, 1999                 12,147,234   $     12,147   $ 15,924,962    $   (630,040)   $(10,694,583)   $  4,612,486
                                         ============   ============   ============    ============    ============    ============

Common Stock Issuances for 2000

Stock for Purchase of MNS Eagle               500,000            500        124,500            --              --           125,000
Stock for International Rights              1,000,000          1,000        499,000            --              --           500,000
Stock Options Excersized                      282,500            282        231,013            --              --           231,295
Stock for Services                            827,632            828        794,921            --              --           795,749
Stock Subscribed Cancelled                       --             --             --           300,040            --           300,040
Stock Options Excersized                      500,000            500        304,500            --              --           305,000
Stock Issued for Services                     464,000            464        329,371            --              --           329,835
Stock Issued for Interest on Loans             50,000             50         22,450            --              --            22,500
Retained Earnings (Loss)                         --             --             --              --        (6,144,506)     (6,144,506)
                                         ------------   ------------   ------------    ------------    ------------    ------------

Balance, September 30, 2000                15,771,366   $     15,771   $ 18,230,717    $   (330,000)   $(16,839,089)   $  1,077,399
                                         ============   ============   ============    ============    ============    ============


                                 The accompanying notes are an integral part of these statements.

                                                                 5

                               Price Net USA, Inc.
                             Statement of Cash Flow
              for the nine months ended September 30, 2000 and 1999


                                                   Nine Months       Nine Months
                                                      Ended             Ended
                                                     9/30/00           9/30/99
                                                   -----------      -----------
Cash from Operations

Net Loss                                           $(6,144,506)     $(6,514,748)

Expenses paid for with stock                         1,194,208             --
Net Change in Receivables                              130,269          (58,192)
Net Change in Inventory                                438,825         (297,470)
Depreciation                                           150,543           49,637
Amortization                                           903,944             --
Payables and Bank Overdraft                          1,411,832          420,551
Prepaids                                                  --               --
Deposits                                                  --            (14,828)
                                                   -----------      -----------

 Total Cash from Operations                        $(1,914,885)     $(6,415,050)
                                                   -----------      -----------

Cash Used in Investments
 Purchase of Stock held as Investment                     --            (13,500)
 Purchase of MNS Eagle                                (100,000)            --
 Purchase of Fixed Assets                                 --           (795,857)
                                                   -----------      -----------

 Total Cash Used for Investments                      (100,000)        (809,357)
                                                   -----------      -----------

Cash from Financing
 Notes Payable                                         437,935         (297,735)
 Sales of Stock                                        657,000        8,146,330
                                                   -----------      -----------

 Total Cash from Financing                         $ 1,094,935      $ 7,848,595
                                                   -----------      -----------

Net Change in Cash                                 $  (919,950)     $   624,188

Beginning Balance                                  $   938,273      $      --
                                                   -----------      -----------

Ending Balance                                     $    18,323      $   624,188
                                                   ===========      ===========


          See Notes to Financial Statements for a detailed explanation of the non-cash transactions.

NOTES TO FINANCIAL STATEMENTS


NOTE 1. GENERAL BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results for the three months and nine months ended September 30,2000 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2000.

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

The Company incurred a total of $2,774,989 in payroll and professional fees for the nine months ended September 30, 2000. Included in the total amount, the Company issued restricted common stock as part of the compensation to IRs, employee bonuses, and consulting services. As such, the total non-cash portion of compensation cost associated with the issuances totaled $1,194,208.

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

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company's net income (adjusted for certain dividends when paid) by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) (adjusted for certain dividends and certain interest when expensed) by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted as of the first of the year for any potentially dilative debt or equity.

                                                   09/30/00      12/31/99
                                                   --------      --------
      Basic weighted average number of shares     15,557,366    7,562,520
      Options and Warrants                         1,377,767    1,583,600
      Diluted weighted average number of shares   17,149,133    9,146,120


Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2. REVERSE ACQUISITON

On March 11, 1998 the Company, known then as Gold Star Gaming, Inc. purchased/merged with Price Net U.S.A., Inc. The surviving entity was Gold Star Gaming, Inc., which changed its name to Price Net U.S.A., Inc. Price Net was organized October 7, 1997. For this purchase Gold Star issued 2,250,010 shares of common stock and exchanged these shares with Price Net shares. The Gold Star shareholders then gave back to the Company all of their shares except 1,100,000. The final result left the Company with 3,350,010 shares of common stock issued and outstanding. This purchase was properly accounted for as a reverse merger because Gold Star was considered the nominal acquirer. A reverse merger means that for accounting purposes the nominal acquirer is viewed as having been acquired by the legally acquired company. Reverse merger also means that the historical data shown on the financial statements will be that of the acquired company. In others words, for accounting, the merger is as if Price Net purchased Gold Star.


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

Scheduled below are the assets, lives, costs and accumulated depreciation at September 30, 2000 and 1999.

                                                       09/30/00     09/30/99
                                                       --------     --------

  Computer Hardware and Office Equipment   5 years    $  248,283   $  160,336
  Computer Software                        5 years        96,169       29,179
  Leasehold Improvements                   10 years      625,244      355,408
  Office Furniture and Fixtures            7 years       187,113      117,750
                                                      ----------   ----------

  Total Equipment and Furniture                       $1,156,809   $  662,673
                                                      ----------   ----------

  Accumulated Depreciation                            $  199,661   $   61,825
                                                      ----------   ----------

  Net Equipment and Furniture                         $  957,148   $  600,848
                                                      ----------   ----------


NOTE 5. INCOME TAXES

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements. A valuation account is established for any tax benefit, which may not be realized. As of September 30, 2000 the Company has a net operating loss of approximately $16,839,090.

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


NOTE 7. STOCKHOLDER'S EQUITY

The Company has one class of preferred stock. There are 25,000,000 shares of authorized stock. No preferred stock has been issued or is outstanding at the end of September 30, 2000 and 1999.

The Company has one class of common stock. There are 50,000,000 shares authorized. The rights of this class of stock are all the same. The common stock has all of the rights afforded Nevada shareholders. As of September 30, 2000 the Company had 15,771,366 shares outstanding. As of September 30, 1999 the Company had 4,580,366 shares outstanding. Common stock issuances for fiscal 1998, fiscal 1999 and the nine months ended September 30, 2000 are detailed below.

Common Stock Issuances During 1998
----------------------------------

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

          Share Price                     Shares            Amount
          -----------                     ------            ------

             $0.50                       660,000          $330,000
             $1.00                       325,000           325,000
             $1.50                       153,017           229,526
             $2.00                        67,332           115,163
                                          ------           -------

             Totals for 504 Offering   1,205,349          $999,689
                                       ---------          --------

Stock for Independent Representative Commission

In December 1998 the Company issued restricted common stock totaling 25,000 shares as a bonus commission to a key Independent Representative.

Common Stock Issuances During 1999
----------------------------------

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

Options

As an incentive to Independent Representatives the Company issued options to buy Company stock. The stock options are available to a significant number of Independent Representatives (IRs). The Company hosted a promotional campaign during April 1999 to November 1999 where IRs had the potential to receive restricted company stock in the form of options. The amount of shares that potentially could be exercised at December 31, 1999 totaled 98,600. However, in order to qualify for the granting of such options several performance goals must be met, including remaining active within the Company's organization. If the IR leaves the Company either by free will or is terminated for cause, all options available to that individual are forfeited. As of September 30, 2000 none of the options have been exercised.

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

Common Stock Issuances During the Nine Months ended September 30, 2000
----------------------------------------------------------------------

During the nine months ended September 30, 2000, the Company issued shares of stock for distributor commissions, employee bonuses, consulting and vendor services, and the acquisition of a company. Each of the stock certificates issued bears the Rule 144 restriction endorsement. The following paragraphs identify the nature of the stock issuances.

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

Stock for Consulting/Services

The Company reimbursed attorneys, consultants and other professional fees and costs with its restricted common stock. The Company issued 1,459,532 shares for a total non-cash value of $903,469, which was recorded to professional fees, consulting expense and Internet services for the nine months ended September 30, 2000.

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

Stock Sale to Foreign Investor

On July 2, 2000 the Company sold 500,000 shares of restricted common stock to a foreign investor for $500,000 cash. The sale was conducted pursuant to Regulation S and the investor acknowledged in the subscription agreement that they conformed to the Regulation S requirements.

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

                                        September 30, 2000   December 31, 1999
                                        ------------------   -----------------
Net Loss:
         As Reported                       $(6,144,506)        $(9,171,926)
         Pro forma                         $(6,451,118)        $(9,571,076)
Net Loss Per Share:
         As Reported - Basic and Diluted   $    (0.36)         $     (1.00)
         Pro forma - Basic and Diluted     $    (0.38)         $     (1.05)

In determining the fair value of options and warrants granted for purposes of the preceding pro forma disclosures, the Company used the minimum value option-pricing model with the following weighted-average assumptions for the nine months ended September 30, 2000 and year ended December 31, 1999, respectively: risk-free interest rate of 5%, dividend yield of zero, and expected life of 1 year for the options and 5 years for the warrants. The options granted during 1999 had a weighted average fair value of $1.57 per share and the warrants and options granted during 2000 had a weighted average fair value of $0.35 per share.


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

The Company leases a storage facility located at Brook hollow Office Park, Santa Ana, California for $3,500 per month. The term for this lease expired on April 5, 2000.

Vehicle Leases

The Company provides leased vehicles to a select group of independent representatives and corporate senior management. At the end of September 2000 there were a total of twenty-one vehicles leased with a total monthly payment of $21,734.

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


NOTES 9. NOTES PAYABLE

During 1998, the Company held several notes for individuals who had lent the company money. Most of the notes payable had been paid off during 1999 by either cash or common stock payments. Below is a summary of the notes payable as of September 30, 2000 and December 31, 1999 respectively.

             Description              Terms      06/30/00   12/31/99
             -----------              -----      --------   --------

             DR. Trust             7.5% and 6%   $  8,199   $ 77,039
             NCN Note              no interest    105,000    125,000
             McInerney             no interest    120,000          0
             Go Fast Automotive          10%       53,375          0
             Matthews                    10%       43,750          0
             Khan                        10%      200,000          0
             Artunian, R                 10%       65,000          0
             Artunian, T                 10%      164,650          0
                                                 --------   --------

             Total Notes Payable                 $759,974   $202,039
                                                 --------   --------

             Accrued Interest                           0          0
                                                 --------   --------

             Total Notes Payable                 $759,974   $202,039
                                                 --------   --------


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

              Cash and Cash Equivalents               $     7,622
              Receivables                                 297,547
              Fixed Assets                                  7,000
              Deposits                                      2,180
              Current Payables                            252,834
              Note Payable and Contingent Liability       245,000
              Common Stock                              1,313,250
              Retained Earnings (Loss)                 (1,496,735)
                                                      -----------

              Net Tangible Equity                     $  (183,485)
                                                      -----------

The Company paid the following for 100% interest in NCN

    Shares of common stock 1,090,160 valued at $2.75 per share   $2,997,940
    Cash paid to shareholders                                        25,350
                                                                 ----------
    Total Price of NCN                                           $3,023,290

The purchase price on NCN is being recorded in the following manner.

   Negative assets vs. liabilities as listed above              $  (183,485)
   Goodwill recorded as an asset to cover the negative equity   $   183,485

   Total Goodwill recognized from purchase                      $ 3,206,775
   Amortization Expense at September 30, 2000                   $(1,053,635)

The Goodwill is being amortized over 36 months on a straight-line basis.


NOTE 13. INVESTMENTS

The Company purchased 1,000 shares of stock in Pacific Mercantile Bank for $13,500 ($13.50 per share cost) as a long-term investment. The stock was split 2 for 1 during March 2000. The market value of the stock as of September 30, 2000 was $6.25 per share. This creates an unrealized and unrecorded loss for the 2,000 shares of $1,000.


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

As of September 30, 2000 the amount of refunds payable totaled $789,738 and is included as a part of the accrued liabilities as reported on the balance sheet. Since the majority (between 70% to 80%) of the IMO sales are paid out to the IRs and up line as commissions, the majority of any potential refund payments would necessitate a receivable due from the IRs. A holding list (receivable list) is created and updated for such refunds or credit card charge backs. As of June 30, 2000, the holding list totaled $397,406. However, because of the nature of network marketing and the uncertainty of collection, this receivable amount has not been recognized in the financial statements as a receivable. If collected, the proceeds will be netted against any refunds paid, reducing the overall refund costs.


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

The Company effectively became the parent of MNS and will retain MNS's reporting status with the U.S. Securities and Exchange Commission (SEC). The Company filed "Form 8K" with the SEC on June 30, 2000, which announced the stock exchange agreement between the Company and the shareholders of MNS. The Form 8K also gave detailed information as to the change in control of MNS. The filing was amended at the request of the SEC and was re-submitted on October 23, 2000. The SEC accepted the amended Form 8K-12G3/A on October 26, 2000.


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

Tate

Arbitration has been filed by Larry Tate, a former employee of the Company for claimed breach of his consulting agreement. Tate contends that despite leaving the Company and executing a release of claims and payment of 100,000 shares of stock, the shares do not apply to the settlement and was a part of his initial payment, thereby claiming that 100,000 additional shares are due him. The Company contends the settlement and release signed by Tate, along with payment of 100,000 shares represents payment in full to Tate. Tender of 50,000 shares of stock to Tate has subsequently settled this matter.

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

2. Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------

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

The Company has experienced substantial growth in retail sales in the past couple of years. From 1998 to 1999, the Company's retail sales grew from $124 thousand to $8.3 million, representing a tremendous annual growth rate for the first full year of operation. The Company's sales revenue totaled $3.3 million for the nine months ended September 30, 2000, compared to the $4.6 million revenue generated for the comparative nine months ended September 30, 1999.

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

Results of Operations for the Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Revenue

Revenue decreased to $176,036 for the three months ended September 30, 2000 from $2,823,789 for the comparable period in 1999 as a result of the significant reorganization and restructuring of our operation and customer base stemming from the termination of our Company President as well as the departure of certain field leadership associated with the president. Of the $176,036 revenue for the three months ended September 30, 2000, $43,703 represents independent mall site sales; merchandise sales and monthly service fees. The remainder represents long-distance phone service revenue of $132,333.

Cost of Sales

Cost of sales consists primarily of the costs of commissions paid to our network of independent sales representatives. Also included are refunds from prior period sales. Cost of sales decreased to $349,884 for the three months ended September 30, 2000 from $2,749,743 for the comparable period in 1999. This decrease was primarily attributable to our decrease in sales volume. Cost of sales for the three months ended September 30, 2000 outpaced total revenue for the period due to the large amounts of refund requests. As mentioned in the notes to the financial statements, refund requests are recorded immediately to the financial statements. However, most of the refund requests are subject to offset by commissions paid to the independent representatives and the offset amounts are not reflected in the financial statement. We expect the overall dollar cost of sales to increase in future periods to the extent that our sales volume increases but not as a percentage of revenue.

Operating Expenses

Selling, General and Administrative. Selling, general and administrative expenses consist of advertising and promotional expenditures, payroll and related expenses for executive and administrative personnel, facilities expenses, professional and consulting services expenses, travel and other general corporate expenses. Selling, general and administrative expenses increased to $1.7 million for the three months ended September 30, 2000 from $3.3 million for the comparable period in 1999. Two significant non-cash transactions totaling $679 thousand occurred during the three months ended September 30, 2000 as compared to the similar period, which contributed to the increased costs. They include the amortization of the goodwill associated with the NCN Communication acquisition for $328 thousand and the development fees associated with the set up of Price Net's shopping mall site for $351 thousand (paid for by issuing restricted common stock). Overall operating expenses are expected to decrease as a percentage of revenue during future periods because our sales of mall sites and merchandise are based on e-commerce, which allows increases in the volume of purchases without having to incrementally add overhead. We expect selling, general and administrative expenses to increase in absolute dollars as we continue to pursue advertising and marketing efforts, expand our locations worldwide, expand our staff and incur additional costs related to the growth of our business and being a public company.

Net Loss

We incurred a net loss of $(1,889,170) for the three months ended September 30, 2000 as compared to $(1,229,567) for the comparable period in 1999. Net loss for the three months ended September 30, 2000 was primarily affected by the non-cash transactions and refund requests as mentioned above.

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

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private sales of equity and debt and cash generated from operations. As of September 30, 2000, we had approximately $222,552 of cash and cash equivalents. As of that date, our principal commitments consisted of obligations outstanding under operating leases for facilities, vehicles and equipment, obligations to vendors stemming from costs associated with the daily on-going operations, and obligations for certain costs associated with the phone company acquisition in October 1999.

Net cash used in operating activities was $1,914,885 for the nine months ended September 30, 2000 compared to $6,415,050 for the nine months ended September 30 1999. Net cash used in operating activities for the nine months ended September 30, 2000 primarily consisted of net operating losses adjusted for expenses paid by stock issuances, decreases in accounts receivable, increases in accounts payable, amortization costs and the adjustment for the write down of inventory. Net cash used in operating activities for the nine months ended September 30, 1999 primarily consisted of net operating losses adjusted for items such as the increase in inventory, an increase in accounts payable and decreases in prepaids and deposits.

Net cash used in investing activities for the nine months ended September 30, 2000 consisted the purchase of MNS Eagle Equity Group II. Net cash used for investing activities for the nine months ended September 30, 1999 included fixed asset purchases. Net cash used in investing activities was $100,000 for the nine months ended September 30, 2000 compared to $809,357 for the comparative nine-month period in 1999.

Net cash provided by financing activities was $1,094,935 for the nine months ended September 30, 2000 compared to $7,848,595 for the nine months ended June 30, 1999. Net cash provided by financing activities for 1999 was affected by the large sales of private placement common stock.

The Company had a working capital position as of September 30, 2000 of approximately $18,323 as compared to a working capital position of approximately $938,000 as of December 31,1999.

The Company had a Stockholders' Equity of $1,077,399 as of September 30, 2000 as compared to a Stockholders' Equity $4,612,486 as of December 31,1999. The Company had an accumulated Retained Earnings deficit of $16,839,090 at September 30, 2000, in comparison to an accumulated Retained Earnings deficit of $10,694,583 as of December 31, 1999. The increase in the accumulated deficit is due to the net loss of $6,144,506 for the nine months ended September 30, 2000.

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

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

The Company originally filed Form 8-K12G3 on June 30, 2000 and re-filed the amended Form 8-K12G3/A on October 23, 2000 with all related attachments and exhibits. The Item disclosed in the Form 8-K12G3/A related to a "Change in Control" of MNS Eagle Equity Group II.

Pursuant to a Stock Exchange Agreement (the "Exchange Agreement") dated as of June 19, 2000 between Price Net U.S.A., Inc (PRICENET), a Nevada corporation, and the shareholders of MNS Eagle Equity Group II, Inc. ("MNS"), a Nevada corporation, 100% of the outstanding shares of common stock of which is held by less than 20 MNS shareholders were exchanged for 50,000 shares of common stock of PRICENET and $100,000 cash in a transaction in which PRICENET effectively became the parent corporation of MNS.


EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
------      ----------------------

2.0 Stock Exchange Agreement date June 19, 2000 between Price Net USA, Inc. and MNS Eagle Equity Group II, Inc. (included as Exhibit 2.0 to the Company's Form 8-K12G3 dated June 30, 2000, previously filed with the Commission and is incorporated herein by reference).

3.1         Articles of Merger and Articles of Incorporation (included as
            Exhibit 3.1 to the Company's Form 8-K12G3 dated June 30, 2000, previously filed with the Commission and is incorporated herein by reference).

3.2 Bylaws (included as Exhibit 3.3 to the Company's Form 8-K12G3 dated June 30, 2000, previously filed with the Commission and is incorporated herein by reference).

27.1        Financial Data Schedule (for SEC use only).



                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Price Net USA, Inc.


By: /s/ Donald Rackemann
------------------------
Donald Rackemann
Chief Executive Officer