Form 10KSB
period 2000-12-31
PRICE NET USA INC
filed 2001-04-16
CIK 1117193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
---------------------

FORM 10-KSB

---------------------

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to __________


Commission File Number 0-31319

                               PRICE NET USA, INC.
           (Name of small business issuer as specified in its charter)


         NEVADA                                       33-0775716
(State or other jurisdiction of             (I.R.S. Employer Identification
 No.)                                        incorporation or organization)

                               2575 McCabe Way
                               Irvine, CA 92614
                    (Address of principal executive offices)
         Issuer's telephone number, including area code: (949) 225-6200


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                                             $0.001 par value

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|



The issuer's revenues for the fiscal year ended December 31, 2000 were $3,373,456.

         As of March 31, 2001, 16,770,866 of the issuer's common shares were issued and outstanding, approximately 4,200,000 of which were held by non-affiliates. As of March 31, 2001, the aggregate market value of shares held by non-affiliates was approximately $336,000 based upon the closing bid and asked quotation on the OTC Bulletin Board.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

          Transitional Small Business Disclosure Format: Yes [ ] No [X]



PART I

ITEM 1.  BUSINESS OVERVIEW

Price Net U.S.A., Inc., (the Company) was founded in order to market and operate an Internet based infrastructure that supports a home-based business. We market an extensive line of products and services on the Internet, which includes independent mall sites, a company branded merchandise "super store", web site design and hosting services, long distance telephone service, internet service provider (ISP) capabilities and more.

Customers have the service, convenience and advantage of using the Internet from their home or office to make purchases. We market products and services to retail consumers as well as business to business. We utilize an alliance-marketing program of independent representatives and mall operators to sell the products and services. The mall operators typically pay an initial set-up and training charge, and a monthly mall maintenance fee. Our program affords the Company the advantage of a rapidly expanding sales force without the normal upfront and ongoing costs of maintaining a sales organization of this size. Each mall operator is compensated on the retail purchases of products and services from their Internet shopping mall.

The Company's products and services are marketed exclusively through an alliance marketing system. This system enables the Company's independent mall operators to earn profits by selling products from the Company's branded super store as well as offering the host of Internet and telecommunication services to the operator's customer base. Mall Operators may also develop their own down-line organizations by sponsoring other independent mall operators to join the organization and provide e-commerce business in any market where the Company operates, entitling the sponsors to receive commission overrides on product sales and services sold within their down-line organizations.

We believe that the Company's alliance marketing system is ideally suited for Internet e-commerce, because sales of such products and services are strengthened by ongoing personal contact between the retail consumers and the independent mall operators. Many of the customers are close friends or relatives of the mall operators and are willing to purchase products based on the notion that they are helping the mall operator receive a commission while receiving a very reasonable or discounted price for the products or services. The Company's alliance marketing system appeals to a broad cross-section of people throughout the world, particularly those seeking to supplement family income, start a home business or pursue employment opportunities other than conventional, full-time employment.

Industry Overview

The Internet is an increasingly significant interactive global medium for information, communication and commerce. The Internet and e-commerce, as the world knows it, is less than 6 years old. Yet, in that short time, it has become one of the leading business growth areas in the global marketplace. International Data Corporation, a market research firm, estimates that the number of users who make purchases over the Internet worldwide will grow from 31 million in 1998 to more than 183 million in 2003.

Internet commerce has emerged as an exciting alternative to traditional retail shopping. Internet commerce can be transacted in the convenience of one's home or business and consumers have access to virtually millions of products and services. Plus shopping can be done 24 hours a day.

We believe that manufacturers using traditional store-based retailers confront a number of challenges in providing a satisfying combination of products to consumers, including:

  . The number and variety of items available to the consumer is constrained by the limited shelf space available in the retail outlet, thereby limiting selection for consumers;

  . Because of the cost of carrying inventory in multiple store locations, traditional store-based retailers focus their product selection on the most popular products that produce the highest inventory turns, thereby further limiting consumer selection; and

  . The ability to make sales is limited to the hours the traditional store-based retailers are open for business.

In addition, we believe that many consumers find the traditional shopping experience to be time-consuming, inconvenient and unpleasant due to factors such as location, store layout, product selection, level of customer service and the inconvenience of having to leave home to purchase something that can be sold and delivered another way.

Operating Strengths

The Company believes the source of its success is its commitment to serving the needs of its independent mall operators and representatives. The Company provides its mall operators with virtually millions of high quality brand name products through its merchandising affiliate, internet and telecommunication services and products, and an appealing network marketing system that combines a highly attractive compensation program with extensive Company-sponsored training and motivational events and services. The Company has established a strong operating platform to support representatives and facilitate future growth. The key components of this platform include the following:
Brand Name Products. The Company offers millions of brand name products through its strategic alliance with a major on-line wholesale merchandiser. This means that the Company's mall operators can offer their customers a tremendous selection of products at very reasonable and/or discount prices. Attractive Independent Mall Operator Commission Program. The Company believes that it offers a financially rewarding commission program in the alliance marketing, e-commerce industry. Each mall operator and their up-line receive a commission ranging from 2 to 10 percent of the gross margin of the products and/or services sold. Mall operators also receive tremendous commissions of up to 33% of the gross cost of mall sites for establishing and sponsoring additional mall operators.

Comprehensive Representative Support Services. The Company is committed to training and motivating its mall owners and independent representatives and providing ongoing support. The Company regularly conducts motivational events and training programs, both live and via teleconferences, and a wide range of promotional literature (including catalogs and newsletters), all in multiple languages and tailored to meet the particular needs of the Company's representatives worldwide. In addition to Company-sponsored live events each month, independent representatives themselves conduct numerous local training and motivational events each month.

Advanced Global Information Systems. To facilitate the Company's global expansion, the Company employs advanced computer and telecommunications systems that link its domestic and international operations and provide timely and accurate product ordering, commission payment processing and representative support.

Alliance Marketing System

The Company's products and mall sites are distributed through an alliance marketing system consisting of an extensive network of independent representatives. Independent representatives are in essence independent contractors who promote the Company's Independent Mall Operator sites. Mall operators and their customers purchase products directly from the Company sponsored "super store". Mall operators and Representatives may elect to work on a full-time or part-time basis. The Company believes that its alliance marketing system appeals to a broad cross-section of people worldwide, particularly those seeking to supplement family income, start a home business or pursue employment opportunities other than conventional, full-time employment, and that a majority of its organization therefore work on a part-time basis. Many of the customers are close friends or relatives of the mall operators and are willing to purchase products based on the notion that they are helping the mall operator receive a commission while receiving a very reasonable or discounted price for the products.

Online shopping mall sites are sold by the company's network of Independent Representatives (IR). Each mall site is considered an Independent Mall Operator (IMO) as well as an independent contractor. When initially established, each Independent Mall Operator (IMO) receives a unique reference number for their site. This number is used to track all Internet retail activity for their site. Each IMO provides access codes, free of charge, to its base of customers so the customers will purchase items on the IMO's shopping site. The Company's merchandise distributor actually captures, processes and provides customer support for all IMO retail sales and services. On a monthly basis the distributors provide data and submit sales commissions information to the Company, who then distributes commissions to the IMO. To maintain active online and within the organization, each IMO must pay a nominal monthly e-service fee.

An Independent Representative (IR) is considered an independent contractor working their own businesses similar to other network marketing companies in the industry. Independent representatives earnings are derived from several sources. First, an IR earns commission on merchandise sold by IMOs within their down-line organization. Second, an IR who sponsors other IMOs to join the organization and establish their own mall-shopping site earns commissions on the IMO start up fees. Third, an IR earns the right to receive royalties upon attaining the various levels of director status. The Company believes that the right of independent representatives to earn royalties and production bonuses contributes significantly to the Company's ability to retain its most productive representatives. To become an independent representative, a person must purchase an independent representative kit from the Company. The Company seeks to expand its independent representative base in each market by offering representatives attractive compensation opportunities.

The Company maintains a computerized system for processing and tracking mall operator and independent representative activity and calculating commission and bonus payments, which enable the company to remit such payments promptly to IMOs and IRs. The Company believes that prompt remittance of commissions is vital to maintaining a motivated network of IMOs and IRs and that its sales organizations' loyalty to the Company has been enhanced by the Company's history of consistently making commission and bonus payments on a scheduled basis.

Communications and Management Information Systems

In order to facilitate its continued growth and support organization activities, the Company continually upgrades its communications and management information systems. These systems include, among other things:

(1) A centralized host computer server located in the Company's Irvine, California corporate office, which is linked to the Company's international locations through a dedicated wide area network that provides on-line, real-time computer connectivity and access;

(2) Local area networks of personal computers within the Company's domestic and foreign markets, serving the Company's corporate staff, and;

(3) An international web site and inter-company e-mail system through which the Company's customers, mall operators, independent representatives, and potential investors can access and communicate by.

Credit Card Processing Arrangements

Most sales of the Company's retail products are made over the Internet through credit card purchases. We use credit card processing companies to verify credit cards and provide risk management services. These companies are connected to our affiliates as well as our own platform and database and verification or denial is usually accomplished within seconds. We pay these processing companies a percentage of sales as their fee and must also provide a deposit for potential charge backs.

Electronic Marketing

The Company's products and mall sites are mainly distributed through an alliance marketing system consisting of an extensive network of independent representatives. However, we have developed a secondary marketing strategy based on increasing customer traffic to our Web site and strengthening our company name.

Internet Advertising. We have taken a selective approach in our advertising strategy. We attempt to maximize the return from promotional expenditures by choosing advertising media based on the cost relative to the likely audience and ability to generate increased traffic for our Web site. We place advertisements on various Web sites frequently visited by this customer group in the United States and abroad. These advertisements usually take the form of banner ads that encourage readers to click through directly to our Web site. We also advertise on Internet portals that are super Web sites with search engines and multiple services available to site visitors. We believe that placing banner advertising on these and other portals may significantly increase our targeted exposure to prospective customers and increase our name identity.

Customer Electronic Mail Broadcasts. We actively market to our base of customers through e-mail broadcasts. All new mall operators are automatically added to our electronic mailing list. We anticipate sending e-mail messages each month announcing new products, new countries, and new features.

Electronic Mail to Select Mailing Lists. We also plan to deliver e-mail broadcasts to certain select mailing lists from time to time announcing pertinent information, including the addition of a new country, new products and rates.

Other Methods. We will continually review other potential cost-effective methods of advertising and marketing our products and services through the Internet. Such methods may include the use of an affiliate program, chat rooms, video e-mail and other methods.

Mall Operator and Independent Representative Support Services

We believe that our ability to establish and maintain long-term relationships with our mall operators and encourage repeat purchases is dependent, in part, on the strength of our mall operator and independent representative support services. Our support and service personnel are available from 8:00 a.m. to 5:00 p.m. Pacific Time, five days a week to provide assistance via e-mail or telephone. They are responsible for handling all mall operator or independent representative inquiries.

We provide support via both e-mail and telephone service during business hours. If a mall operator or independent representative has encountered a problem, our service department will take the call, or the e-mail, and respond immediately but resolution of the matter may take two or more business days.

Our Web site has been designed around industry standard architecture to reduce downtime in the event of outages or catastrophic occurrences. Our Web site provides 24-hour day, seven-day week availability. Our Web site operations staff consists of systems administrators who manage, monitor and operate our Web site. The continued uninterrupted operation of our Web site is essential to our business, and it is the job of the site operations staff to ensure, to the greatest extent possible, the reliability of our Web site. We provide our own connection to the Internet utilizing dedicated T-1 data lines and through Qwest's hosting backbone. We believe that this telecommunications and Internet service facility are essential to our operation and we anticipate upgrading these facilities as volume and demand for our services grow.

Technology

We use a combination of commercially available licensed technology to conduct our Internet and telephone routing operations. Our engineering staff consists of database, hardware and software development engineers and consultants. Our engineering strategy focuses on the development of our Web site, which includes the enhancement of features and functionality of our existing hardware and software components, the development of additional new software components, and the integration of off-the-shelf components into our systems.

Commercially Available Licensed Technology. Our strategy has also been to license commercially available technology whenever possible rather than seek a custom-made or internally developed solution. We believe that this strategy enables us to reduce our operating costs and to respond to changing demands due to growth and technological shifts. This strategy also allows us to focus our development efforts on creating and enhancing the specialized software applications that are unique to our business. Listed below are some of the Company's key architectural components:

  .  High-speed links to the Internet through Qwest's backbone;

  . Compaq 1600 and Dell 2300 file servers for Web and data base application running Windows NT;

  . Microsoft Internet Information Server 4.0 has been chosen for its ability to secure sensitive customer information through SSL encryption, and;

  . Microsoft SQL Server 7.0 is the relational database provider. All customer, mall operator and independent representative names and addresses, number of purchases and sales records are stored within this database.

Factors Affecting Future Operating Results

We believe that this document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management based on information currently available to our management. Use of words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should," "likely" or similar expressions, indicate a forward-looking statement. Forward-looking statements involve risks, uncertainties and assumptions. Certain of the information contained in this annual report on Form 10-K consists of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following:

We are primarily dependent on our Internet content, applications and alliance marketing system and our future revenue depends on continued demand for our services. Currently, our future growth depends on the commercial success of our Internet content, applications and alliance marketing system and other services and products we may develop and/or offer. While we have been selling our services commercially since 1997, sales may not continue in the future for a variety of reasons. First, the market for our existing services is relatively new and issues concerning the commercial use of the Internet, including security, reliability, speed, cost, ease of access, and quality of service, regulatory initiatives and necessary increases in bandwidth availability, remain unresolved and are likely to affect its development. Any failure of our network infrastructure could lead to significant costs and disruptions, which could reduce our revenue and harm our business, financial results and reputation.

Employees

As of March 2001 Price Net had 7 full-time employees and 4 part-time employees.

Of our full-time employees, 3 were in marketing and sales, 2 were in senior management, and 2 were in administration.

Company History

On March 11, 1998 we were known as Gold Star Gaming, Inc. and we purchased/merged with Price net U.S.A., Inc. The surviving entity was Gold Star Gaming, Inc., which changed its name to Price net, U.S.A., Inc. Price net was organized October 7, 1997. For this purchase Gold Star issued 2,250,010 shares of common stock and exchanged these shares with Price net shares. The Gold Star shareholders then gave back to the company all of their shares except 1,100,000. The final result us with 3,350,010 shares of common
stock issued   and outstanding.  This purchase was properly accounted for as a reverse merger because Gold Star was considered the nominal acquirer. A reverse merger means that for accounting purposes the nominal acquirer is viewed as having been acquired by the legally acquired company. Reverse merger also means that the historical data shown on the financial statements will be that of the acquired company. In other words, for accounting, the merger is as if Price net purchased Gold Star.

On October 11, 1999 we purchased 100% of shareholder interest in NCN investments, Inc. NCN Investments, Inc is a holding company, which wholly owns NCN Communications, Inc. NCN Communications, Inc. is a long distance telephone service provider company. NCN has gross telephone service sales revenue of approximately $800,000 per month that contributes to a net revenue stream of approximately $75,000 per month.

On June 19, 2000 we acquired 100% of Eagle Equity Group II (MNS), a fully reporting public OTC Bulletin Board company. We issued 50,000 shares of restric ted common stock and paid $100,000 in cash for this company. We also issued an additional 450,000 shares of restricted common stock to agents for the associated finders fees and consulting fees as part of the acquisition. All of the stock was valued at $125,000.

ITEM 2.  DESCRIPTION OF PROPERTY

Our executive offices are presently located in Irvine, California where we lease approximately 26,000 square feet under a lease at a monthly rental of approximately $41,000. The lease expires November 1, 2004. We believe our space is adequate for our current needs. As we expand, we expect that suitable additional space will be available on commercially reasonable terms, although no assurance can be made in this regard. The property is located in an office and industrial area with nearby access to freeways and airports.

ITEM 3.  LEGAL PROCEEDINGS

PENDING OR THREATENED LITIGATION, CLAIMS AND ASSESSMENTS

The term "pending or asserted claims" as used herein means only claims, litigation and assessments pending against the Company as of December 31, 2000, or claims, litigation and assessments arising since that date and pending as of the date of this filing for which Price Net has devoted substantive attention in the form of legal consultation for representation.
In addition to the matters discussed below, the Company is involved in various legal matters that arise in the normal course of business. The Company believes that the ultimate resolution of the matters described below and other matters it is currently aware of will not have an unfavorable material impact on its financial condition, results of operations or cash flows. As of December 31, 2000 we have engaged counsel to give substantive attention to, or represent the Company in connection with pending or threatened litigation, claims or assessments in the following matters:

Ballah, The Big Store, The Big Hub, The Big Biz.com, OhGolly.com, IPowerBiz, Price Net Marketing, and MGI WorldNet.com (the Ballah group)

Price Net USA, Inc. has filed a lawsuit in the superior court of Orange County, California against the former Director/President Jerry Ballah, Bruce Ballah, The Big Store.com, The Big Hub.com, The Big Biz.com, OhGolly.com, IPowerBiz, PriceNet Marketing, and MGI WorldNet.com (the Ballah group). The lawsuit was filed during August 2000 in the amount of not less than $25,000,000 for Breach of Fiduciary Duty, Fraud, Breach of Contract, International Interference with Contractual Relationships, Misappropriation of Trade Secrets, Unfair Competition, Accounting, and Injunctive Release. The discovery process is ongoing and the Company is vigorously pursuing the matter toward a favorable outcome. The case is set for a settlement hearing in August 2001.

 Breakaway Solutions

     The action was filed by Breakaway Solutions, formerly known as the Counsel Group, in Orange County Superior Court was settled for the sum of Fifty Thousand Dollars ($50,000.00) payable in monthly installments. Sweeney

     Litigation between the Company and the former Co-Chairman/Chief Operations Officer James A. Sweeney, for Intentional Interference with Economic Relationship, Breach of Fiduciary Duty, Fraud, Breach of Contract and Trade Libel has been settled and dismissals shall be filed upon completion of the settlement agreement. There will be no exchange of cash or stock in the settlement.

Back Bay LLC

The Company's former landlord at the Bristol Street location has filed litigation. The range of dispute for back rent and issues of non-delivery of premises by the landlord ranges from a low of One Hundred Fifteen Thousand Dollars ($115,000.00) to a high of Eight Hundred Thirty Thousand Dollars ($830,000.00). The Company is vigorously prosecuting the matter.

Gilbert / Shaft

Two former employees have filed a suit in Orange County Supreme Court over commissions due on the "Platinum Card" concept. The Company asserts that the parties were overpaid on cards sold to date, while the two former employees have not defined their dollar claim. The Company is vigorously prosecuting the matter.

Conseco

A dispute has arisen with threatened litigation over computer hardware purchased under an installment contract. The Company asserts it did not receive new and/or equipment ordered. Resolution is uncertain.

PART II

ITEM 5.  MARKET FOR COMMON SHARES AND RELATED SHAREHOLDER MATTERS

The Common Stock is currently quoted on the OTC Bulletin Board, Symbol PUSA. On March 30, 2001, the high and low prices for the Common Stock on the OTC Bulletin Board was $0.095 and $0.080, respectively. The following table reflects the high and low closing bid quotations reported by the OTC Bulletin Board. Such prices represent inter-dealer quotations, do not include markups, markdowns, or commissions and may not reflect actual transactions. As of March 30, 2001, there were approximately 900 holders of record of the Common Stock.

                                            High             Low
                                            ----             ---
Year Ended December 31, 2000
-----------------------------
January 1 to March 31, 2000                $14.10          $ 3.00
April 1 to June 30, 2000                   $ 6.00          $ 0.90
July 1 to September 30, 2000               $ 3.50          $ 1.25
October 1 to December 31, 2000             $ 1.87          $ 0.26

Year Ended December 31, 2001
-----------------------------
January 1 to March 30, 2001                $ 0.34          $ 0.08


The Company has not paid any cash dividends since its inception. The Company currently intends to retain future earnings in the operation and expansion of its business and does not expect to pay any cash dividends in the foreseeable future.

                          Sale of Unregistered Shares

The Company issued the following shares without registration under the Securities Act of 1933 during the year ended December 31, 2000.

During the twelve months ended December 31, 2000, the Company issued a total of 4,623,632 shares of stock for legal settlements, distributor commissions, employee bonuses, consulting and vendor services, and the acquisition of a company. Each of the stock certificates issued bears the Rule 144 restriction endorsement. The following paragraphs identify the nature of the stock issuances.

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

Stock for Employee Bonuses

In an effort to maintain a positive working environment and to retain key individuals, the Company issued to its employees 159,000 shares of restricted common stock as bonuses. The non-cash compensation cost for the Company totaled $138,540.


Stock for Distributor Commissions, Consulting and Vendor Services

The Company reimbursed attorneys, independent representatives, consultants and vendor costs with its restricted common stock. The Company issued 2,442,632 shares for a total non-cash value of $1,483,090, which was recorded to various associated expense accounts.

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

The Company believes all such issuances were exempt pursuant to Regulation D, Regulation S, Section 4(2) and/or 4(6) of the Securities Act of 1933.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following Selected Financial Data should be read in conjunction with the financial statements and notes thereto found elsewhere herein.

The following discussions contain forward-looking statements regarding Price Net and its business, prospects and results of operations, which are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business and results of operations to differ materially from those that may be expressed or implied by such forward-looking statements.

Overview

Price net U.S.A., Inc. was originally organized in Nevada as Gold Star Gaming, Inc. on May 31, 1994. We were founded in order to market and operate an internet-based company that supports a home-based business.

Internet Shopping Mall Concept

We market an extensive line of products and services on the Internet. Customers have the service, convenience and advantage of using the Internet from their home or office to make purchases.

Marketing through Networking

We market products and services to retail consumers as well as business to business. We utilize an alliance-marketing program of independent representatives and mall operators to sell their products and services. The mall operators typically pay an initial setup and training charge, and a monthly mall maintenance fee. This program offers us the advantage of a rapidly expanding sales force without the normal upfront and ongoing costs of maintaining a sales organization of this size. Each mall operator is compensated on the retail purchases of products and services from their Internet shopping mall and long distance phone calls made.

Revenue

We receive revenue from retail product sales, services, the sales of online shopping mall sites, and monthly site fees. Services, which are available to the independent distributors for personal use and to sell, include long distance telephone service, Internet provider service (ISP), prepaid legal service, income tax audit protection service and Internet site maintenance and upgrading.

When initially established, each Independent Mall Operator (IMO) receives a unique reference number for their site. This number is used to track all Internet retail activity for their site. Each IMO provides access codes to customers so the customers will purchase items on their shopping site. Price net has associations with various merchandise vendors that actually capture, process and provide customer support for all Internet retail sales. On a monthly basis the vendors provide data and submit sales commissions to us. We then pay the independent distributors their commissions and the difference is our gross profit for the month. Although we began merchandise sales in 1998, we have never been able to establish a significant revenue stream with product sales from the Internet mall sites.


Our main sources of revenue have been the commissions on long distance telephone calls, and mall site sales.


Cost Of Sales

Cost of sales consists primarily of the costs of commissions paid to our network of independent sales representatives. Also included are refunds from prior period sales.

Expenses

Price Net's expenses consist of sales and marketing, and general and administrative expenses. Sales and marketing and general and administrative expenses consist of salaries and related benefits, commissions, promotional expenses, public relations services, professional services, stock issued for services, stock-based compensation, amortization of goodwill, and general operating costs.

Results of Operations

The Company has incurred losses from operations and negative cash flows from operating activities and has accumulated a deficit at December 31, 2000 in the amount of $19,125,053. The Company's net loss of $8,430,470 in 2000 included non-cash operating expenses of $4,417,193 for Stock Based Compensation and Services, Amortization of Goodwill, Depreciation, write down of inventory and impairment of intangible assets. The Company's net loss of $9,171,926 in 1999 included non-cash operating expenses of $5,106,803 for Stock Based Compensation and Services, Amortization of Goodwill and Depreciation.

Results of Operations (continued)
   Year Ended                           December 31, 2000     December 31, 1999
                                        -----------------     -----------------

Sales                                    $     3,373,456       $     8,306,759
Cost of Sales                                  3,208,363             8,709,921
Gross Profit                                     165,093
(403,162)
Operating Expenses
  Payroll and Professional Fees                3,350,871             5,610,134
  Rent                                         1,210,302               532,033
  Advertising and Promotion                      102,272               289,639
  Amortization                                 1,231,675               251,941
  Depreciation                                   161,502                61,930
  Interest Expense                               144,601                43,828
  Bad Debt                                        13,441                 7,153
  Impairment of Intangibles                      639,981                    --
  Inventory Valuation Reduction                  572,925                    --
  Other General and Administrative               1,167,993           1,972,106

  Total Operating Expenses                     8,595,563             8,768,764
  Net Loss                               $    (8,430,470)      $    (9,171,926)


Results of Operations for the Fiscal Year Ended December 31, 2000 Compared to Fiscal Year Ended December 31, 1999

Revenue

Revenue decreased to $3,373,456 for the fiscal year ended December 31, 2000 from $8,306,759 for the comparable period in 1999 as a result of the significant reorganization and restructuring of our operation and customer base stemming from the termination of our Company President as well as the departure of certain field leadership associated with the president. Of the $3,373,456 revenue for the fiscal year ended December 31, 2000, $2.6 million represents independent mall site sales; merchandise sales and monthly service fees. The remainder represents long-distance phone service revenue of $737,187.

Cost of Sales

Cost of sales consists primarily of the costs of commissions paid to our network of independent sales representatives. Also included are refunds from prior period sales. Cost of sales decreased to $3,208,363 for the fiscal year ended December 31, 2000 from $8,709,921 for the comparable period in 1999. This decrease was primarily attributable to our decrease in sales volume. Cost of sales for the fiscal year ended December 31, 2000 included approximately $756 thousand in refund requests. As mentioned in the notes to the financial statements, refund requests are recorded immediately to the financial statements. However, most of the refund requests are subject to offset by commissions paid to the independent representatives and the offset amounts are not reflected in the financial statement. We expect the overall dollar cost of sales to increase in future periods to the extent that our sales volume increases but not as a percentage of revenue.

Operating Expenses

Selling, General and Administrative. Selling, general and administrative expenses consist of advertising and promotional expenditures, payroll and related expenses for executive and administrative personnel, facilities expenses, professional and consulting services expenses, travel and other general corporate expenses. Selling, general and administrative expenses decreased to $8.5 million for the fiscal year ended December 31, 2000 from $8.7 million for the comparable period in 1999. Overall operating expenses are expected to decrease as a percentage of revenue during future periods because our sales of mall sites and merchandise are based on e-commerce, which allows increases in the volume of purchases without having to incrementally add overhead. We expect selling, general and administrative expenses to increase in absolute dollars as we continue to pursue advertising and marketing efforts, expand our locations worldwide, expand our staff and incur additional costs related to the growth of our business and being a public company.

Net Loss

We incurred a net loss of $(8,430,470) for the fiscal year ended December 31, 2000 as compared to $(9,171,926) for the comparable period in 1999. Net loss for the fiscal year ended December 31, 2000 was primarily affected by the non-cash transactions and refund requests as mentioned above.

Recent Developments

In June 2000 we negotiated a strategic arrangement with 2HQ.com, Inc., for mall product sales applications including the back-end processing, order fulfillment, distribution, and customer service. The arrangement also provides for web site mega-search engine technology and private labeling of the Company's web page.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private sales of equity and debt and cash generated from operations. As of December 31, 2000, we had approximately $150,364 of cash and cash equivalents. As of that date, our principal commitments consisted of obligations outstanding under operating leases for facilities, vehicles and equipment, obligations to vendors stemming from costs associated with the daily on-going operations, and obligations for certain costs associated with the phone company acquisition in October 1999.

Net cash used in operating activities was $1,911,756 for the fiscal year ended December 31, 2000 compared to $3,827,716 for the comparable period in 1999. Net cash used in operating activities for the fiscal year ended December 31, 2000 primarily consisted of net operating losses adjusted for expenses paid by stock issuances, decreases in accounts receivable, increases in accounts payable, amortization costs and the adjustment for the write down of inventory. Net cash used in operating activities for the fiscal year ended December 31, 1999 primarily consisted of net operating losses adjusted for items such as the issuance of stock for expenses, the increase in inventory, an increase in accounts payable and decreases in prepaids and deposits.

Net cash used in investing activities for the fiscal year ended December 31, 2000 consisted the purchase of MNS Eagle Equity Group II and the purchase/defense of international sales rights. Net cash used for investing activities for the fiscal year ended December 31, 1999 included fixed asset purchases. Net cash used in investing activities was $805,815 for the year ended December 31, 2000 compared to $971,834 for the comparative year ended period in 1999.

Net cash provided by financing activities was $1,783,534 for the year ended December 31, 2000 compared to $5,737,822 for the year ended December 31, 1999. Net cash provided by financing activities for 1999 was affected by the large sales of private placement common stock.

The Company had a working capital position as of December 31, 2000 of approximately $4,235 as compared to a working capital position of approximately $938,272 as of December 31,1999.

The Company had a Stockholders' Equity of $(1,058,944) as of December 31, 2000 as compared to a Stockholders' Equity $4,612,486 as of December 31,1999. The Company had an accumulated Retained Earnings deficit of $19,125,053 at December 31, 2000, in comparison to an accumulated Retained Earnings deficit of $10,694,583 as of December 31, 1999. The increase in the accumulated deficit is due to the net loss of $8,430,470 for the fiscal year ended December 31, 2000.

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

ITEM 7. FINANCIAL STATEMENTS

         Financial statements are filed as part of this report on pages F-1 through F-17.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

Set forth below is information regarding (i) the directors of the Company as of March 30, 2001, or until their successors are elected or appointed and qualified, and (ii) the executive officers of the Company as of March 30, 2001, who are elected to serve at the discretion of the Board of Directors.


  NAME                    POSITION WITH THE COMPANY                  AGE
  ------------------------------------------------------------------------

  Donald Rackemann        Chairman and Chief Executive Officer        71
  Henry Camacho           Director, and Secretary/Treasurer           70

  Donald Borba            Director and Chief Operating Officer        55


Donald Rackemann has been the Chairman of the Board and the Chief Executive Officer since 1998. Prior to heading up Price Net USA.com, Mr. Rackemann was semi-retired but very involved in the manufacturing of golf equipment. From 1988 to 1994, he served as Chairman and CEO of National Telephone & Communications, Inc. a long-distance telephone service provider, which he co-founded and was responsible for its early growth and success. Incomnet, Inc. acquired the company during 1994.

Henry Camacho has served as Secretary, Treasurer, and Director for Price Net since 1998. From - to - Mr. Camacho served as Manager, Information Systems of National Telephone and Communications, Inc. Mr. Camacho retired from Rockwell International in 1992 after 20 years of service in various management positions in the area of research and development.

Donald Borba has been a member of Price Net's board of directors since 1999. Mr. Borba has served as President of NCN Communications since 1991. Price Net acquired NCN Communications in October 1999. Prior to NCN Communications, Mr. Borba served as President of Entourage International, a publicly traded multi-product manufacturer. From 1981 to 1989, Mr. Borba served as Executive Vice President of Scientia Corporation, a petroleum products manufacturer and the developer of the "Slick 50" automotive product.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth compensation received by the Company's Chief Executive Officer and by each of the persons who were, for the fiscal year ended December 31, 2000, the other most highly compensated executive officers of the Company whose total compensation during that year exceeded $100,000 (the "Named Officers"), for the three fiscal years ended December 31, 2000 or for the shorter period during which the Named Officer was compensated by the Company.


                                                SUMMARY COMPENSATION TABLE

                                                                    Long Term
                                                                   Compensation
                                            Annual Compensation       Awards
                                         ------------------------- ------------
                                                                    Securities
                                                    Other annual    Underlying
Name and principal position   Year       Salary ($) compensation   ($) Options
--------------------------- -------     --------- --------------- ------------
Donald J. Rackemann, CEO     2000        $120,000      $---               $---
                             1999         107,000      $---               $---
                             1998          33,000      $---               $---

Henry Camacho, Sec./Treas.   2000          65,000      $---               $---
                             1999         107,000      $---               $---
                             1998          33,000      $---               $---


Donald Borba, COO            2000         240,000      $---               $---
                             1999             ---      $---               $---
                             1998             ---      $---               $---


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of the common stock of PRICENET as of December 31, 2000 by:

     o Each person or entity known to be a beneficial owner of more than 5% of the issued and outstanding common stock and;

     o    Directors and Officers of Price Net

     Beneficial Owner                 Number of Shares
     Name and Title                   Beneficially Owned            Percentage
     -----------------------          ------------------            ----------

     Donald J. Rakemann, CEO,
         Chairman of the Board             1,560,000                    9.3%
         (D.R. & L.R. Trust)

     Donald Borba, COO,
         Director                            294,327                    1.7%

     Henry Camacho, Secretary,
         Treasurer, Director                 288,000                    1.7%
         (Camco)

     ------------------------         ------------------            ----------
     Total (as a group)                    2,142,327                   12.7%


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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



ITEM 13.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K.


(a) INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES


                                                                        Page
No.
Title of Documents

Report of Mark Shelley, Intl., Independent Certified Public
     Accountant, on the December 31, 2000 and 1999 Financial
       Statements .........................................................F-1

Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 2000 and 1999 .........F-2

     Consolidated Statements of Operations for the Years Ended
       December 31, 2000 and 1999 .........................................F-3

     Consolidated Statements of Stockholders' Equity (Deficit) for the
       Years Ended December 31, 2000 and 1999 .............................F-4

     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2000 and 1999 .........................................F-5

Notes to Consolidated Financial Statements ........................F-6 to F-15

Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.



(b) Reports on Form 8-K

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


(c) EXHIBITS

NUMBER          DESCRIPTION OF EXHIBIT

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

23.2 Consent of Mark Shelley Intl., CPA.

27.1 Financial Data Schedule

PRICE NET USA, INC.
AUDITED FINANCIAL STATEMENTS
TABLE OF CONTENTS

                                                                    Page

     Report of Independent Certified Public Accountants             F-1

     Consolidated Balance Sheets - December 31, 2000 and 1999       F-2

     Consolidated Statements of Operations for the Years Ended
        December 31, 2000 and 1999                                  F-3

     Consolidated Statements of Stockholders' Equity (Deficit)
        for the Years Ended December 31, 1999 and 2000              F-4

     Consolidated Statements of Cash Flows for the Years
        Ended December 31, 2000 and 1999                            F-5

     Notes to Consolidated Financial Statements                F-6 to F-15

Shelley Intl., CPA
443 E. 10th Ave.
Mesa, AZ 85204
(480) 461-8301


Price Net U.S.A., Inc.
Audit Committee and
Board of Directors

I have audited the accompanying consolidated balance sheet of Price Net U.S.A., Inc. as of December 31, 2000 and 1999 and the related consolidated statements of operations; stockholders' equity and cash flows for the three years then ended December 31, 2000. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based upon my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Price Net U.S.A., Inc. as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the three years then ended December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As shown in the financial statements the company has had a net loss since inception. Previously, the company was able to raise funds through stock sales to pay ongoing overhead and keep the operations active. During the fall of 2000 the company's ability to raise additional capital was curtailed by its lack of earnings and by general market conditions. Without additional capital the company was forced to reduce operations, which caused sales to cease. Currently the company has no sales except its telephone revenue. These factors raise doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the uncertainty.


                                   Shelley Intl., CPA

                               /s/ Shelley Intl., CPA


April 3, 2000

Price Net USA, Inc.
Consolidated Balance Sheet
as of December 31, 2000 and December 31, 1999

                                               12/31/00               12/31/99

Assets

Cash                                             4,235                 938,272
Receivables                                    146,129                 334,498
Inventory                                          -                   572,925
Prepaids                                                                  -
                                             ---------               ---------
     Total Current Assets                      150,364               1,845,695
                                             ---------               ---------
Equipment and Furniture, net of depreciation   909,782                 991,361

Investment                                     187,500                  33,000
NCN Client Files                             1,500,000               2,834,834
Deposits                                         8,080                  72,029
                                             ---------               ---------
     Total Assets                            2,755,726               5,776,919
                                             =========               =========
Liabilities

Bank Overdraft
Accounts Payable                             1,024,832                  72,972
Other Current Liabilities                    1,761,415                 864,072
Notes Payable                                1,028,423                 227,389
                                             ---------               ---------
     Total Current Liabilities               3,814,670               1,164,433
                                             ---------               ---------

Stockholders' Equity

Preferred Stock, 25,000,000 shares authorized
     none outstanding, par value $0.001                                   -

Common Stock, 50,000,000 shares
     authorized, 16,770,866 and
     12,147,234 shares outstanding
     par value $0.001                           16,771                  12,147

Paid in Capital                             18,379,338              15,924,962

Stock Subscribed                              (330,000)               (630,040)

Retained Earnings (Loss)                   (19,125,053)            (10,694,583)
                                             ---------               ---------
     Total Stockholders' Equity             (1,058,944)              4,612,486
                                             ---------               ---------
     Total Liabilities and Stockholders'
      Equity                                 2,755,726               5,776,919
                                             =========               =========

     The accompanying notes are an integral part of these statements

Price Net USA, Inc.
Consolidated Statement of Operations
for the years 2000, 1999 and 1998

                                             Year          Year          Year
                                             2000          1999          1998

Revenue
     Mall, Service and Product Sales      2,636,269      8,086,630     123,890
     Telephone Service Revenue              737,187        205,785
     Other Income                               -           14,344       1,051
                                          ---------      ---------   ---------
     Total Revenue                        3,373,456      8,306,759     124,941
                                          ---------      ---------   ---------
Costs of Sales
     Costs of Goods Sold                    195,561        485,784      45,198
     Commissions                          3,012,802      8,224,137
                                          ---------      ---------   ---------
     Total Costs of Sales                 3,208,363      8,709,921      45,198
                                          ---------      ---------   ---------
Gross Profit (Loss)                         165,093       (403,162)     79,743
                                          ---------      ---------   ---------
Expenses
     Payroll, Professional Fees           3,350,871      5,610,134     740,865
     Rent                                 1,210,302        532,033     170,479
     Advertising and Promotion              102,272        289,639      81,017
     Training, Relocation                                               43,424
     Amortization                         1,231,675        251,941
     Depreciation                           161,502         61,930      12,188
     Interest Expense                       144,601         43,828       8,631
     Bad Debt                                13,441          7,153       2,199
     Impairment of Intangibles              639,981
     Inventory Valuation Reduction          572,925
     Other General and Administrative
      Expenses                            1,167,993      1,972,106     341,860
                                          ---------      ---------   ---------
     Total Expenses                       8,595,563      8,768,764   1,400,663
                                          ---------      ---------   ---------
Income Before Income Taxes               (8,430,470)    (9,171,926) (1,320,920)
                                          ---------      ---------   ---------
Provision for Income Taxes                      -            -            -
                                          ---------      ---------   ---------
Net Income (Loss)                        (8,430,470)    (9,171,926) (1,320,920)
                                          ---------      ---------   ---------
Basic Earnings per Share                      (0.59)         (1.21)      (0.39)
                                          ---------      ---------   ---------
Basic Weighted Average Number of Shares  14,288,085      7,562,520   3,370,748
                                          ---------      ---------   ---------
Diluted Earnings per Share                    (0.54)         (1.28)      (0.39)
                                          ---------      ---------   ---------
Diluted Weighted Average Number of
 Shares                                  15,665,852      7,145,894   3,370,748
                                          ---------      ---------   ---------

     The accompanying notes are an integral part of these statements.

Price Net USA, Inc.
Statement of Stockholder's Equity
for the period from October 7, 1997 through December 31, 2000


                                   Common Stock       Paid in     Stock          Retained     Total
                                Shares     Amount     Capital     Subscribed     Earnings     Equity


Capitalization               2,250,010      2,250      22,750                                 25,000
                                                                                                 -
Retained Earnings (Loss)                                                        (201,737)   (201,737)
                             ---------    --------- ---------    ---------      ---------  ---------
                                                                                                 -
Balance, December 31, 1997   2,250,010      2,250      22,750          -        (201,737)   (176,737)
                                                                                                 -
Merger Price Net and Gold
 Star                        1,100,000      1,100      (6,550)                                (5,450)
Stock Sales 504 Offering     1,205,349      1,205     998,484                                999,689
Stock Sale Private Offering     25,000         25      29,975                                 30,000
                                                                                                 -
Retained Earnings (Loss)                                                       (1,320,920)(1,320,920)
                             ---------    --------- ---------    ---------      ---------  ---------
                                                                                                 -
Balance,December 31, 1998    4,580,359      4,580   1,044,659          -       (1,522,657)  (473,418)
                                                                                                 -
Stock Sales                  6,161,695      6,162  11,253,728                             11,259,890
Stock for NCN Purchase       1,090,160      1,090   2,996,850                              2,997,940
Stock Subscribed               315,020        315     629,725     (630,040)                      -
                                                                                                 -
Retained Earnings (Loss)                                                      (9,171,926) (9,171,926)
                             ---------    --------- ---------    ---------      ---------  ---------
Balance, December 31, 1999  12,147,234     12,147  15,924,962     (630,040)  (10,694,583)  4,612,486

Stock Sales                  3,123,632      3,124   2,130,916                              2,134,040
MNS Purchase                   500,000        500     124,500                                125,000
International Rights
 Purchase                    1,000,000      1,000     499,000                                500,000
Stock Subscription Cancelled                         (300,040)     300,040                       -

Retained Earnings                                                             (8,430,470) (8,430,470)
                             ---------    --------- ---------    ---------      ---------  ---------
Balance, December 31, 2000  16,770,866     16,771  18,379,338     (330,000)  (19,125,053) (1,058,944)
                             =========    ========= =========    =========      =========  =========


The accompanying notes are an integral part of these statements

Price Net USA, Inc.
Statement of Cash Flow
for the years ended December 31, 2000, 1999 and 1998

                                      Year          Year          Year
                                      2000          1999          1998

Cash from Operations

Net Loss                            (8,430,470) (9,171,926)   (1,320,920)

Yearly expenses paid for with stock  1,776,540   4,792,932
Net Change in Receivables              188,369    (329,386)       31,038
Net Change in Inventory                           (174,953)       (3,972)
Depreciation                           161,502      61,930        12,188
Amortization                         1,231,674     251,941
Payables and Bank Overdraft          1,849,203     765,454         3,041
Writedown of Assets                    607,796
Impairment of Intangible Assets        639,681
Prepaids                                                           5,000
Deposits                                63,949     (23,708)      (34,521)
                                     ---------   ---------     ---------
     Total Cash from Operations     (1,911,756) (3,827,716)   (1,308,146)
                                     ---------   ---------     ---------
Cash Used in Investments
     Cash Used in Merger                                          (5,450)
     Purchase of Stock as Investment               (33,000)
     Merger with Eagle                (225,000)
     Purchase of International Rights (501,000)
     Purchase of Fixed Assets          (79,815)   (938,834)      (68,168)
                                     ---------   ---------     ---------
     Total Cash Used for Investments  (805,815)   (971,834)      (73,618)
                                     ---------   ---------     ---------
Cash from Financing
     Notes and Loans                   801,034    (185,136)      357,525
     Sales of Stock                    982,500   5,922,958     1,024,239
                                     ---------   ---------     ---------
     Total Cash from Financing       1,783,534   5,737,822     1,381,764
                                     ---------   ---------     ---------
Net Change in Cash                    (934,037)    938,272         -

Beginning Balance                      938,272       -             -
                                     ---------   ---------     ---------
Ending Balance                           4,235     938,272         -
                                     =========   =========     =========

     The accompanying notes are an integral part of these statements

PRICENET U.S.A., INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1.     GENERAL BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Price Net U.S.A., Inc. was originally organized in Nevada as Gold Star Gaming, Inc. on May 31, 1994. We were founded in order to market and operate an internet-based company that supports a home-based business.

Internet Shopping Mall Concept
We market an extensive line of products and services on the internet. Customers have the service, convenience and advantage of using the internet from their home or office to make purchases.

Marketing through Networking
We market products and services to retail consumers as well as business to business. We utilize a network-marketing program of independent representatives and mall operators to sell their products and services. The mall operators typically pay an initial setup and training charge, and a monthly mall maintenance fee. This program offers us the advantage of a rapidly expanding sales force without the normal upfront and ongoing costs of maintaining a sales organization of this size. Each mall operator is compensated on the retail purchases of products and services from their internet shopping mall and long distance phone calls made.

Accounting Basis
The basis is generally accepted accounting principles.

Revenue
We receive revenue from retail product sales, services, the sales of online shopping mall sites, and monthly site fees. Services, which are available to the independent distributors for personal use and to sell, include long distance telephone service, internet provider service (ISP), prepaid legal service, income tax audit protection service and internet site maintenance and upgrading.

When initially established, each Independent Mall Operator (IMO) receives a unique reference number for their site. This number is used to track all internet retail activity for their site. Each IMO provides access codes to customers so the customers will purchase items on their shopping site. Price net has associations with various merchandise vendors that actually capture, process and provide customer support for all internet retail sales. On a monthly basis the vendors provide data and submit sales commissions to us. We then pay the independent distributors their commissions and the difference is our gross profit for the month. Although we began merchandise sales in 1998, we have never been able to establish a significant revenue stream with product sales from the internet mall sites.

Our main sources of revenue have been the commissions on long distance telephone calls, and mall site sales.

Advertising and Promotions
Advertising and Promotional expenses are expensed when incurred. The majority of these costs relate to a monthly sales promotional meeting that we sponsor.

Sales Taxes
Currently, we follow the normal industry practice of only collecting sales tax on shipments of products to consumers within our home state of California.
The internet sales industry is new and changing constantly. Local, state and federal agencies have not fully addressed this new sales medium. We cannot predict what if any taxes a particular government or agency may impose on future or even past sales. A successful assertion by one or more states or any foreign country could have a material adverse effect on our business and financial statements if the taxes are applied retroactively.

Income Taxes
The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Stock Based Compensation
We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for the disbursement of our common stock for compensation.

Earnings per Share
The basic earnings (loss) per share is calculated by dividing our net income (adjusted for certain dividends when paid) by the weighted average number of common shares during the year. The diluted earnings (loss) (adjusted for certain dividends and certain interest when expensed) by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

                                              12/31/00     12/31/99
     Basic weighted average shares          14,288,085     7,562,520
     Options and Warrants                    1,377,767     1,583,600
     Diluted weighted average shares        15,665,852     9,146,120

Estimates
The preparation of the financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2.     REVERSE ACQUISITION

On March 11, 1998 we were known as Gold Star Gaming, Inc. and we purchased/merged with Price net U.S.A., Inc. The surviving entity was Gold Star Gaming, Inc., which changed its name to Price net, U.S.A., Inc. Price net was organized October 7, 1997. For this purchase Gold Star issued 2,250,010 shares of common stock and exchanged these shares with Price net shares. The Gold Star shareholders then gave back to the company all of their shares except 1,100,000. The final result us with 3,350,010 shares of common
stock issued   and outstanding.  This purchase was properly accounted for as a reverse merger because Gold Star was considered the nominal acquirer. A reverse merger means that for accounting purposes the nominal acquirer is viewed as having been acquired by the legally acquired company.

Reverse merger also means that the historical data shown on the financial statements will be that of the acquired company. In other words, for accounting, the merger is as if Price net purchased Gold Star.

NOTE 3.     GOING CONCERN

The accompanying financial statements have been prepared assuming we will continue as a going concern. As shown in the financial statements we have never made a profit and have an accumulated net loss. The internet is an emerging industry which to date has not proven itself profitable for most companies. These factors raise doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

NOTE 4.     EQUIPMENT, FURNITURE AND IMPROVEMENTS

We capitalize purchases of equipment, furniture and leasehold improvements form major purchase purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful lives of the assets using the straight line method of depreciation.

Below are the asset groups, lives costs and accumulated depreciation at December 31, 2000 and 1999.

                               Life     12/31/00     12/31/99
     Equipment                5 years     295,327     $283,913
     Computer Software        5 years      83,798       56,620
     Leasehold Improvements  10 years     165,631      560,538
     Furniture                7 years     593,538      164,400

     Total Fixed Assets                 1,138,294    1,065,479

     Accumulated Depreciation             228,513       74,118

     Net Equipment and Furniture          909,781     $991,361

NOTE 5.     INCOME TAXES

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of the net income in the financial statements. A valuation account is established for any tax benefit, which may not be realized. As of December 31, 2000 we had a net operating loss of approximately $17,912,000.

     Deferred income tax benefit netted with valuation account     0
     Current income taxes payable                                  0

     Provision for Income Taxes                                    0

NOTE 6.     RELIANCE ON OFFICER

Mr. Donald Rackeman serves as the Chairman of the Board of Directors, CEO and President. His business experience is vital to us. If Mr. Rackeman were unable to continue in his present roles we would be adversely affected. We carry no key man insurance on Mr. Rackeman. Aside from the business skills and business contacts, which Mr. Rackeman brings to us, he also has guaranteed personally the leased vehicles, the phone system and building leases.

NOTE 7.     STOCKHOLDERS' EQUITY

We have one class of preferred stock. There are 25,000,000 shares of authorized stock. No preferred stock has been issued or is outstanding at the end of December 31, 2000 and 1999.

We have one class of common stock. There are 50,000,000 shares authorized. The rights of this class of stock are all the same. The common stock has all of the rights afforded Nevada shareholders. As of December 31, 2000 we had 16,770,866 shares of common stock outstanding. As of December 31, 1999 we had 14,147,234 shares of common stock outstanding.

Common Stock Issuances during 1998
Merger of Gold Star Gaming, Inc. with Pricenet U.S.A., Inc.
On March 11, Gold Star gaming purchased Pricenet U.S.A., Inc. in a reverse merger. The net effect resulted in an additional 1,100,000 shares being issued.

Regulation D, Rule 504 Offering
During the year 1998 we had a Regulation D, Rule 504 Offering. The offering was completed prior to the end of December 31, 1998. The shares ranged in price from $0.50 to $2.00. We sold a total of 1,205,349 shares for $999,689.

Stock for Independent Representative Commission
In December 1998 we issued 25,000 shares of restricted common stock as a bonus.

Common Stock Issuances during 1999
During 1999, we issued shares of stock for cash payments, distributor commissions, employee bonuses, consulting and vendor services, cancellation of debt, and inventory acquisition. Each stock certificate bears the R114 legend. We issued a total of 6,161,695 shares for a book value of $11,259,890.

Stock for NCN Purchase
As part of the NCN purchase we issued 1,090,160 shares of restricted common stock.

Stock Subscribed
We had stock subscribed totaling 315,020 shares valued at $630,040 as of December 31, 1999. As of December 31, 2000 the stock subscribed was $330,000.

Options
Options were given to Independent Representatives as an incentive produce more sales. The option stock is not included within the shareholder section of the Balance Sheet. The stock options are, however, figured into the diluted earnings per share on the Statement of Operations. As permitted under SFAS No. 123, we have not recognized compensation expense for the theoretical value of any options and warrants at the grant date, (in excess of the recognition of the intrinsic value).

Warrants
During 1999 we entered into an agreement with a product merchandise distributor, "The Big Store". The Big Store was to provide an outlet where internet mall operators could send their customers to buy products online. As part of the agreement with The Big Store, we granted warrants to purchase 1,000,000 shares of our stock at 110% of the per share market price at the grant date.

Common Stock Issuances during 2000
During the year 2000 we issued shares of stock for distributor commissions, employee bonuses, consulting and vendor services. The total number of shares sold was 3,123,632 shares of restricted common stock at a value of $2,134,040.

Stock for Acquisition of International Sales rights
On March 28, 2000 we resolved a long-standing dispute with a former officer and director with regard to the ownership of the international sales rights. The settlement allows us to retain the international rights and in return, we issued 1,000,000 shares of common stock at a value of $501,000.

Stock for Acquisition of MNS Eagle Equity Group II
On June 19, 2000 we acquired 100% of Eagle Equity Group II (MNS), a fully reporting public OTC Bulletin Board company. We issued 50,000 shares of restricted common stock and paid $100,000 in cash for this company. We also issued an additional 450,000 shares of restricted common stock to agents for the associated finders fees and consulting fees as part of the acquisition. All of the stock was valued at $125,000.

NOTE 8.     COMMITMENTS AND CONTINGENCIES

Office Leases
On November 1, 1999 we entered into an agreement to lease a 24,342 square foot facility located at 2575 McCabe Way, Irvine, CA. The lease term is 60 months and the initial monthly rent is $41,381. Because of our lack of cash flow, we are currently not making this monthly payment and are technically in default on the lease. The accrued lease payments are booked in the accounts payable.

We also lease a facility located at 2424 S.E. Bristol, Newport Beach, CA which incurs a lease payment of $18,323 per month. This facility is empty currently. We are also in default with the payments of this lease and the landlord has made demand. An amount equal to the demand is recorded as rent and accrued payables in the financial statements.

Vehicle Leases
During 1999 and part of 2000 we provided leased vehicles to a select group of independent representatives and corporate senior management. By the end of June 2000 there were twenty-one vehicles leased with a total monthly payment of $21,734 per month. With declining sales after that time we had all of the vehicles returned from the distributors. All but two of the vehicles were returned to the financing companies for sale. On some of the vehicles sold a residual debt was still remaining. These residuals are all listed as Notes Payable. The two vehicles remaining were taken over by the corporate officers who were driving them. As of December 31, 2000 we had no vehicles.

Office Equipment
We lease photocopying and other computer equipment from vendors. The monthly payments for these leased equipment totals approximately $300 per month.

Below is a listing of operating lease commitments for the next five years as of December 31, 1999.

                                Year 1     Year 2       Year 3
Office Leases                  781,593     849,956     $875,077
Vehicles $21,734/mth           260,812     197,782       24,663
Office Equipment                 3,600       3,600        3,600
                               -------     -------      -------
Total                       $1,046,005  $1,051,238     $903,340

Below is a list of operating lease commitments for the next five years as of December 31, 2000.

Office Leases                 $496,572    $496,572     $496,572
Office Equipment                 3,600       3,600        3,600
                               -------     -------      -------
Total                         $500,172    $500,172     $500,172

NOTE 9.     NOTES PAYABLE

     Below is a summary of our notes payable for the years ended December 31, 2000 and 1999.

Note Holder                   Terms       12/31/00     13/31/99

DR. Trust                       6%                      $77,039
NCN Note                    no interest    $105,000     125,000
Former Employee
 Related                    no interest     327,851
Individual
 Investors                  none to 10%     791,442
Finance Companies
 Vehicle Residuals                          104,130
                                          ---------    --------
Total                                     1,028,423    $202,039

NOTE 10.     RELATED PARTIES

The chairman of the board of directors, our chief operating officer and president is the father of the administrator of the DR Trust. The trust purchased the office facility at 2575 McCabe Way, Irvine, CA from the previous landlord after we moved into the facility. The trust also lends us money from time to time. Currently we are in arrears with our rent. During 1999 we purchased inventory items from the trust for cash and stock.

NOTE 11.     PURCHASE OF NCN COMMUNICATIONS

On October 11, 1999 we purchased 100% of shareholder interest in NCN investments, Inc. NCN Investments, Inc is a holding company, which wholly owns NCN Communications, Inc. NCN Communications, Inc. is a long distance telephone service provider company. NCN has gross telephone service sales revenue of approximately $800,000 per month that contributes to a net revenue stream of approximately $75,000 per month.
F-11
Below is a summary of the purchase transaction.

We paid the following for 100% interest in NCN.

     1,090,160 shares valued at $2.75 per share          $2,997,940
     Cash paid to shareholders                               25,350

     Total Price paid for NCN                             3,023,290

We recorded the purchase in the following manner.

     Net tangible equity                                   (183,485)
     Goodwill recognized as Client Files                  3,206,775

     Net booking                                          3,023,775

The Client Files are being amortized over 36 months on a straight line basis.

     Beginning balance                                   $3,206,775
     Net Tangible Equity adjusted                          (121,678)
     Accumulated amortization                            (1,320,866)
     Ending Balance before Impairment Reduction           1,764,231

     Reduction in Basis due to market conditions and
     A decreasing in income generation                      264,231

     Adjusted value of NCN Client Files                   1,500,000

NOTE 12.     INTERNATIONAL SALES RIGHTS

On March 28, 2000 we resolved a long-standing dispute with a former officer and director with regard to the ownership of the international sales rights. The settlement allows us to retain the international rights and in return, we issued 1,000,000 shares of common stock at a value of $501,000. This agreement also requires us to pay nominal amounts for international sales. During the remainder of year 2000 as mentioned earlier we experienced severe sales and cash flow problems and were not able to take advantage of the international market. We do not expect to take advantage of this market for the near future. We have therefore devalued the valuation of the rights purchased for 1,000,000 shares. Below is a chart enumerating this.

     Original Value                              501,000
     Accumulated Amortization                   (125,250)
     Intangible Impairment                      (375,750)

     Net Value remaining 12/31/2000                    0

NOTE 13.     IMPAIRMENT AND DEVALUATION OF INTANGIBLES ASSETS

As mentioned in Notes 11 and 12 above we devalued two intangible assets during 2000 because of market conditions and our inability to utilize them. A summary of these two is listed below.

Devaluation of NCN Client Database Files               $264,231
Devaluation of International Sales Rights               375,750

Total Devaluation of Intangible Assets                 $639,981

NOTE 14.     REFUNDS AND COMMISSIONS

During 1999 we had a policy of refunding an IMO site of up to a year from the date of purchase. The refunds are netted against future commissions that an IR might receive because of original commissions paid. Beginning January 15, 2000 we changed our policy. We will refund a distributor the amount of a mall purchase minus any associated commissions in the request is received within 72 hours of the purchase date. This change conforms to federal law. These refunds are recorded under Other Current Liabilities in the Balance Sheet.

NOTE 15.     TERMINATION OF AGREEMENTS WITH 'THE BIG STORE.COM" AND "THE BIG
HUB.COM"

In the fall of 1999, we signed agreements with "The Big Store.com" and "The Big Hub.com" to facilitate web site product searches, merchandise sales, order fulfillment, distribution, and provide full customer service for IMO customer retail sales. These agreements are outlined as follows.

The Big Store
The agreement with "The Big Store" was for the back-end processing or order fulfillment, distribution, and customer service phase of mall product sales applications. The agreement required us to pay a one time private label development fee of $150,000 to connect all of our current IMO sites. In addition, we were accessed a store fee commission on monthly gross sales ranging from 2% to 6%. The agreement also granted "The Big Store.com" warrants for 1,000,000 shares of restricted common stock. The warrants have a five-year exercise period.

The Big Hub
The agreement with "The Big Hub" was for the licensing of web site mega-search engine technology and also for licensing of a private label web page to access "The Big Store" products. The agreement required us to pay for each IMO set up with back-end processing by "The big Store", a monthly maintenance fee of $5 for each IMO currently using "The Big Store" private label mall, and an annual renewal fee of $7.50 for each active IMO.

The two agreements mentioned above were terminated during May 2000 due to a dispute and a lawsuit has been filed against the two entities.

NOTE 16.     ACQUISITION OF MNS EAGLE EQUITY GROUP II

On June 19, 2000 we acquired 100% of Eagle Equity Group II (MNS), a fully reporting public OTC Bulletin Board company. We issued 50,000 shares of restricted common stock and paid $100,000 in cash for this company. We also issued an additional 450,000 shares of restricted common stock to agents for the associated finders fees and consulting fees as part of the acquisition. All of the stock was valued at $125,000.

NOTE 17.     LEGAL ISSUES

PENDING OR THREATENED LITIGATION, CLAIMS AND ASSESSMENTS
The term "pending or asserted claims" as used herein means only claims, litigation and assessments pending against the Company as of December 31, 2000, or claims, litigation and assessments arising since that date and pending as of the date of this filing for which Price Net has devoted substantive attention in the form of legal consultation for representation.
We are involved in several lawsuits in the normal course of business and all amounts for exposure to these lawsuits have been recorded in our financial statements except as noted below. As of December 31, 2000 we have engaged counsel to give substantive attention to, or represent the Company in connection with pending or threatened litigation, claims or assessments in the following matters:

Ballah, The Big Store, The Big Hub, The Big Biz.com, OhGolly.com, IPowerBiz, Price Net Marketing, and MGI WorldNet.com (the Ballah group)

Price Net USA, Inc. has filed a lawsuit in the superior court of Orange County, California against the former Director/President Jerry Ballah, Bruce Ballah, The Big Store.com, The Big Hub.com, The Big Biz.com, OhGolly.com, IPowerBiz, PriceNet Marketing, and MGI WorldNet.com (the Ballah group). The lawsuit was filed during August 2000 in the amount of not less than $25,000,000 for Breach of Fiduciary Duty, Fraud, Breach of Contract, International Interference with Contractual Relationships, Misappropriation of Trade Secrets, Unfair Competition, Accounting, and Injunctive Release. The discovery process is ongoing and the Company is vigorously pursuing the matter toward a favorable outcome. The case is set for a settlement hearing in August 2001.

Breakaway Solutions

     The action was filed by Breakaway Solutions, formerly known as the Counsel Group, in Orange County Superior Court was settled for the sum of Fifty Thousand Dollars ($50,000.00) payable in monthly installments. Sweeney

     Litigation between the Company and the former Co-Chairman/Chief Operations Officer James A. Sweeney, for Intentional Interference with Economic Relationship, Breach of Fiduciary Duty, Fraud, Breach of Contract and Trade Libel has been settled and dismissals shall be filed upon completion of the settlement agreement. There will be no exchange of cash or stock in the settlement.

Back Bay LLC

The Company's former landlord at the Bristol Street location has filed litigation. The range of dispute for back rent and issues of non-delivery of premises by the landlord ranges from a low of One Hundred Fifteen Thousand Dollars ($115,000.00) to a high of Eight Hundred Thirty Thousand Dollars ($830,000.00). The Company is vigorously prosecuting the matter.

Gilbert / Shaft

Two former employees have filed a suit in Orange County Supreme Court over commissions due on the "Platinum Card" concept. The Company asserts that the parties were overpaid on cards sold to date, while the two former employees have not defined their dollar claim. The Company is vigorously prosecuting the matter.

Conseco

A dispute has arisen during the second half of fiscal 2000 with threatened litigation over computer hardware purchased under an installment contract. The Company asserts it did not receive new and/or equipment ordered. Resolution is uncertain.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           PRICE NET USA, INC.


                       By  /s/ Donald Rackemann
                               -------------------
                               Donald Rackemann
                               Chairman and Chief Executive
                               Officer

                     Date: March 30, 2001