Form 10QSB
period 2001-03-31
PRICE NET USA INC
filed 2001-06-01
CIK 1117193

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2001                 Commission File No. 0-31319

PRICE NET USA, INC.

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

     Yes     X     No

The number of shares outstanding of each of the Registrant's classes of common equity, as of March 31, 2001 is as follows:

Class of Securities               Shares Outstanding

Common Stock, $.001 par value        16,771,366

TABLE OF CONTENTS

                                                                 Page of Report

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.                                         3

Consolidated Balance Sheet,
as of March 31, 2001 and December 31, 2000
(Unaudited)                                                               3

Consolidated Statement of Operations,
for the Three Months Ended
March 31, 2001 and 2000 (Unaudited)                                       4

Statement of Stockholder's Equity,
For the period from October 7, 1997 to March 31, 2001 (Unaudited)         5

Statement of Cash Flow,
For the Three Months ended March 31, 2001 and 2000
(Unaudited)                                                               6

Notes to Financial Statements (Unaudited)                               7 - 13

Item 2. Management's Discussion and Analysis or Plan of Operation.        14

PART II. OTHER INFORMATION                                                16

Item 1. Legal Proceedings.                                                16

Item 2. Changes in Securities.                                            16

Item 3. Defaults Upon Senior Securities.                                  16

Item 4. Submission of Matters to a Vote of Security Holders.              16

Item 5. Other Information.                                                16

Item 6. Exhibits and Reports on Form 8-K.                                 16

Signatures                                                                17

PART I. FINANCIAL INFORMATION
Price Net USA, Inc.
Consolidated Balance Sheet
as of March 31, 2001 and December 31, 2000
Unaudited

                                             March 31, 2001          December 31, 2000

Assets

Cash                                                                           4,235
Receivables                                     116,129                      146,129
Inventory                                             -                            -
Prepaids
                                                -------                      -------
Total Current Assets                            116,129                      150,364
                                                -------                      -------
Equipment and Furniture, net of depreciation    863,471                      909,782

Investment                                      168,750                      187,500
NCN Client Files                              1,125,000                    1,500,000
Deposits                                          8,080                        8,080
                                                -------                      -------
Total Assets                                  2,281,430                    2,755,726
                                                =======                      =======
Liabilities

Bank Overdraft                                      685
Accounts Payable                              1,205,825                    1,024,832
Other Current Liabilities
1,879,779                                     1,761,415
Notes Payable                                 1,028,423                    1,028,423
                                                -------                      -------
Total Current Liabilities                     4,114,712                    3,814,670
                                                -------                      -------

Stockholders' Equity

Preferred Stock, 25,000,000 shares authorized
     none outstanding, par value $0.001               -

Common Stock, 50,000,000 shares
     authorized, 16,770,866 and
     12,147,234 shares outstanding
     par value $0.001                            16,771                       16,771

Paid in Capital                              18,379,338                   18,379,338

Stock Subscribed                               (330,000)                    (330,000)

Retained Earnings (Loss)                    (19,899,391)                 (19,125,053)
                                                -------                      -------
Total Stockholders' Equity                   (1,833,282)                  (1,058,944)
                                                -------                      -------
Total Liabilities and Stockholders' Equity    2,281,430                    2,755,726
                                                =======                      =======

The accompanying notes are an integral part of these statements.

Price Net USA, Inc.
Consolidated Statement of Operations
for the three months ended March 31, 2001 and March 31, 2000
Unaudited
                                             Three Months Ended          Three Months Ended
                                             March 31, 2001               March 31, 2000

Revenue
     Mall, Service and Product Sales                  -                    2,416,259
     Telephone Service Revenue                  151,663                      233,875
     Other Income
                                                -------                      -------
     Total Revenue                              151,663                    2,650,134
                                                -------                      -------
Costs of Sales
     Costs of Goods Sold                             49                      213,035
     Commissions                                 47,550                    2,122,140
                                                -------                      -------
     Total Costs of Sales                        47,599                    2,335,175
                                                -------                      -------
Gross Profit (Loss)                             104,064                      314,959
                                                -------                      -------
Expenses
     Payroll, Professional Fees                  72,559                    1,846,884
     Rent                                       183,493                      244,662
     Advertising and Promotion                        -                       82,414
     Training, Relocation
     Amortization                               393,750                      267,231
     Depreciation                                46,311                       28,944
     Interest Expense                                 -                        1,672
     Bad Debt
     Impairment of Intangibles
     Inventory Valuation Reduction
     Other General and Administrative Expenses  182,289                      450,294
                                                -------                      -------
     Total Expenses                             878,402                    2,922,101
                                                -------                      -------
Income Before Income Taxes                     (774,338)                  (2,607,142)
                                                -------                      -------
Provision for Income Taxes                            -                            -
                                                -------                      -------
Net Income (Loss)                              (774,338)                  (2,607,142)
                                                =======                      =======
Basic Earnings per Share                          (0.05)                       (0.18)
                                                -------                      -------
Basic Weighted Average Number of Shares      14,288,085                   14,250,966
                                                -------                      -------
Diluted Earnings per Share                        (0.05)                       (0.17)
                                                -------                      -------
Diluted Weighted Average Number of Shares    15,665,852                   15,404,966
                                                -------                      -------
The accompanying notes are an integral part of these statements.

Price Net USA, Inc.
Statement of Stockholder's Equity
for the period from October 7, 1997 through March 31, 2001
                                                       (Unaudited)
                                   Common Stock          Paid in     Stock          Retained     Total
                                   Shares     Amount     Capital     Subscribed     Earnings     Equity

Capitalization                  2,250,010       2,250     22,750                                   25,000
                                                                                                        -
Retained Earnings (Loss)                                                             (201,737)   (201,737)
                                  -------    -------- ----------   ---------       ----------   ---------
                                                                                                        -
Balance, December 31, 1997      2,250,010       2,250     22,750           -         (201,737)   (176,737)
                                                                                                        -
Merger Price Net and Gold Star  1,100,000       1,100     (6,550)                                  (5,450)
Stock Sales 504 Offering        1,205,349       1,205    998,484                                  999,689
Stock Sale Private Offering        25,000          25     29,975                                   30,000
                                                                                                        -
Retained Earnings (Loss)                                                           (1,320,920) (1,320,920)
                                  -------    -------- ----------   ---------       ----------   ---------
                                                                                                        -
Balance,December 31, 1998       4,580,359       4,580  1,044,659           -       (1,522,657)   (473,418)
                                                                                                        -
Stock Sales                     6,161,695       6,162 11,253,728                               11,259,890
Stock for NCN Purchase          1,090,160       1,090  2,996,850                                2,997,940
Stock Subscribed                  315,020         315    629,725    (630,040)                           -
                                                                                                        -
Retained Earnings (Loss)                                                           (2,607,142) (2,607,142)
                                  -------    -------- ----------   ---------       ----------   ---------
Balance, December 31, 1999     12,147,234      12,147 15,924,962    (630,040)      (4,129,799) 11,177,270

Stock Sales                     3,123,632       3,124  2,130,916                                2,134,040
MNS Purchase                      500,000         500    124,500                                  125,000
International Rights Purchase   1,000,000       1,000    499,000                                  500,000
Stock Subscription Cancelled                            (300,040)    300,040                            -

Retained Earnings (Loss)                                                             (774,338)   (774,338)
                                  -------    -------- ----------   ---------       ----------   ---------
Balance, December 31, 2000     16,770,866      16,771 18,379,338    (330,000)      (4,904,137) 13,161,972

Retained Earnings (Loss)                                                             (774,338)   (774,338)
                                  -------    -------- ----------   ---------       ----------   ---------
Balance, March 31, 2001        16,770,866      16,771 18,379,338    (330,000)      (5,678,475) 12,387,634
                                  =======    ======== ==========   =========       ==========   =========

The accompanying notes are an integral part of these statements.

Price Net USA, Inc.
Statement of Cash Flow
for the three months ended March 31, 2001 and 2000
                                        (Unaudited)
                                        Three Months Ended          Three Months Ended
                                        March 31, 2001               March 31, 2000

Cash from Operations

Net Loss                                      (774,338)                    (2,607,142)

Expenses paid for with common stock                                         1,522,772
Net Change in Receivables                       30,000                        (14,152)
Net Change in Inventory
Depreciation                                    46,311                         36,800
Amortization                                   393,750                        147,231
Payables and Bank Overdraft                    299,357                        (21,434)
Writedown of Assets
Impairment of Intangible Assets
Prepaids
Deposits                                                                        4,112
                                               -------                        -------
     Total Cash from Operations                 (4,920)                      (931,813)
                                               -------                        -------
Cash Used in Investments
     Cash Used in Merger
     Sale of Stock held as Investment                                          19,500
     Merger with Eagle
     Purchase of International Rights
     Purchase of Fixed Assets                                                (119,538)
                                               -------                        -------
     Total Cash Used for Investments                 -                       (100,038)
                                               -------                        -------
Cash from Financing
     Notes and Loans                                                           24,650
     Sales of Stock
                                               -------                        -------
     Total Cash from Financing                       -                         24,650
                                               -------                        -------
Net Change in Cash                              (4,920)                    (1,007,201)

Beginning Balance                                4,235                        938,272
                                               -------                        -------
Ending Balance                                    (685)                       (68,929)
                                               =======                        =======

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

                                        03/31/01     12/31/00
     Basic weighted average shares     14,288,085     14,288,085
     Options and Warrants               1,377,767      1,377,767
     Diluted weighted average shares   15,665,852     15,665,852

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

NOTE 3.     GOING CONCERN

The accompanying financial statements have been prepared assuming we will continue as a going concern.  As shown in the financial statements we have never made a profit and have an accumulated net loss.  The internet is an emergi ng industry which to date has not proven itself profitable for most companies.  These factors raise doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from these uncertainties.

NOTE 4.     EQUIPMENT, FURNITURE AND IMPROVEMENTS

We capitalize purchases of equipment, furniture and leasehold improvements form major purchase purchases in excess of $1,000 per item.  Capitalized amounts are depreciated over the useful lives of the assets using the straight-line method of depreciation.

Below are the asset groups, lives costs and accumulated depreciation at March
31, 2001 and December 31, 2000.

                              Life     12/31/00     12/31/00
     Equipment               5 years     295,327     $295,327
     Computer Software       5 years      83,798       83,798
     Leasehold Improvements 10 years     165,631      165,631
     Furniture               7 years     593,538      593,538
                                       ---------    ---------
     Total Fixed Assets                1,138,294    1,138,294

     Accumulated Depreciation            274,823      228,513
                                       ---------    ---------
     Net Equipment and Furniture        $863,471     $909,781
                                       ---------    ---------

NOTE 5.     INCOME TAXES

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes.  Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of the net income in the financial statements.  A valuation account is established for any tax benefit, which may not be realized.  As of March 31, 2001 we had a net operating loss of approximately
$19,899,000.

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

NOTE 7.     STOCKHOLDERS' EQUITY

We have one class of preferred stock.  There are 25,000,000 shares of authorized stock.  No preferred stock has been issued or is outstanding at the end of March 31, 2001 and December 31, 2000.

We have one class of common stock.  There are 50,000,000 shares authorized.
The rights of this class of stock are all the same.  The common stock has all of the rights afforded Nevada shareholders.  As of March 31, 2001 we had
16,770,866 shares of common stock outstanding.  As of December 31, 2000 we had
16,770,866 shares of common stock outstanding.

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

Common Stock Issuances during 1999

During 1999, we issued shares of stock for cash payments, distributor commissions, employee bonuses, consulting and vendor services, cancellation of debt, and inventory acquisition.  Each stock certificate bears the R144 legend.  We issued a total of 6,161,695 shares for a book value of
$11,259,890.

Stock for NCN Purchase

As part of the NCN purchase we issued 1,090,160 shares of restricted common stock.

Stock Subscribed

We had stock subscribed totaling 165,000 shares valued at $330,000 as of March
31, 2001 and December 31, 2000.

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

Vehicle Leases

During 1999 and part of 2000 we provided leased vehicles to a select group of independent representatives and corporate senior management.  By the end of
June 2000 there were twenty-one vehicles leased with a total monthly payment of $21,734 per month.  With declining sales after that time we had all of the vehicles returned from the distributors.  All but two of the vehicles were returned to the financing companies for sale.  On some of the vehicles sold, a residual debt was still remaining.  These residuals are all listed as Notes
Payable.  The two vehicles remaining were taken over by the corporate officers who were driving them.

Office Equipment

We lease photocopying and other computer equipment from vendors.  The monthly payments for these leased equipment totals approximately $300 per month.

Below is a listing of operating lease commitments for the next three years as of December 31, 1999.

                              Year 1     Year 2     Year 3
Office Leases               781,593     849,956     $875,077
Vehicles $21,734/mth        260,812     197,782       24,663
Office Equipment              3,600       3,600        3,600
                          ---------   ---------      -------
Total                    $1,046,005  $1,051,238     $903,340
                          ---------   ---------      -------

Below is a list of operating lease commitments for the next three years as of
December 31, 2000.

Office Leases              $496,572    $496,572     $496,572
Office Equipment              3,600       3,600        3,600
                            -------     -------      -------
Total                      $500,172    $500,172     $500,172
                          ---------   ---------      -------

NOTE 9.     NOTES PAYABLE

Below is a summary of our notes payable for the years ended December 31, 2000 and 1999.

Note Holder                    Terms     12/31/00     13/31/99

DR. Trust                         6%                    $77,039
NCN Note                    no interest    $105,000     125,000
Former Employee Related     no interest     327,851
Individual Investors        none to 10%     791,442
Finance Companies Vehicle   Residuals       104,130
                                          ---------    --------
Total                                     1,028,423    $202,039
                                          ---------    --------

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

NOTE 11.     PURCHASE OF NCN COMMUNICATIONS

On October 11, 1999 we purchased 100% of shareholder interest in NCN investments, Inc.  NCN Investments, Inc is a holding company, which wholly owns NCN Communications, Inc.  NCN Communications, Inc. is a long distance telephone service provider company.  NCN originally had gross telephone service sales revenue of approximately $800,000 per month that contributed to a net revenue stream of approximately $75,000 per month. However, as of March
31, 2001 the net revenue stream has decreased to approximately $43,000 per month.

Below is a summary of the purchase transaction.

We paid the following for 100% interest in NCN.

     1,090,160 shares valued at $2.75 per share          $2,997,940
     Cash paid to shareholders                               25,350
                                                          ---------
     Total Price paid for NCN                             3,023,290
                                                          ---------

We recorded the purchase in the following manner.

     Net tangible equity                                   (183,485)
     Goodwill recognized as Client Files                  3,206,775
                                                          ---------
     Net booking                                          3,023,775
                                                          ---------

The Client Files are being amortized over 36 months on a straight-line basis.

     Beginning balance                                   $3,206,775
     Net Tangible Equity adjusted                          (121,678)
     Accumulated amortization                            (1,695,866)
                                                          ---------
     Ending Balance before Impairment Reduction           1,389,231

     Reduction in Basis due to market conditions and
     A decreasing in income generation                      264,231
                                                          ---------
     Adjusted value of NCN Client Files as of
      March 31, 2001                                      1,125,000
                                                          ---------
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

     Original Value                              501,000
     Accumulated Amortization                   (125,250)
     Intangible Impairment                      (375,750)
                                                 -------
     Net Value remaining 12/31/2000                    0
                                                 -------

NOTE 13.     IMPAIRMENT AND DEVALUATION OF INTANGIBLES ASSETS

As mentioned in Notes 11 and 12 above we devalued two intangible assets during
2000 because of market conditions and our inability to utilize them.  A summary of these two is listed below.

Devaluation of NCN Client Database Files               $264,231
Devaluation of International Sales Rights               375,750
                                                        -------
Total Devaluation of Intangible Assets                 $639,981
                                                        -------
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
We are involved in several lawsuits in the normal course of business and all amounts for exposure to these lawsuits have been recorded in our financial state ments except as noted below. As of March 31, 2001 we have engaged counsel to give substantive attention to, or represent the Company in connection with pending or threatened litigation, claims or assessments in the following matters:

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
The Company experienced substantial growth in retail sales in the past couple of years. From 1998 to 1999, the Company's retail sales grew from $124 thousand to $8.3 million, representing a tremendous annual growth rate for the first full year of operation. However, the Company's sales revenue totaled
$151,663 for the three months ended March 31, 2001, compared to the $2.6 million revenue generated for the comparative three months ended March 31, 2000.

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

Results of Operations for the Three Months Ended March 31, 2001 Compared to
Three Months Ended March 31, 2000

Revenue

Revenue decreased to $151,663 for the three months ended March 31, 2001 from
$2,650,134 for the comparable period in 2000 as a result of the significant reorganization and restructuring of our operation and customer revenue base stemming from the termination of our Company President as well as the departure of certain field leadership associated with the president. The
$151,663 revenue for the three months ended March 31, 2001 represents the residual income from Price Net's long-distance phone service operation.

Cost of Sales

Cost of sales consists primarily of the costs of commissions paid to our network of independent sales representatives. Cost of sales decreased to $47,599 for the three months ended March 31, 2001 from $2,335,175 for the comparable period in 2000. This decrease was primarily attributable to our lack of internet mall site sales. The $47,599 costs are directly attributable to commissions paid (or to be paid) to our long distance telephone service distributors.

Operating Expenses

Selling, General and Administrative. Selling, general and administrative expenses consist of advertising and promotional expenditures, payroll and related expenses for executive and administrative personnel, facilities expenses, professional and consulting services expenses, travel and other general corporate expenses. Selling, general and administrative expenses decreased to $878,403 for the three months ended March 31, 2001 from
$2,922,101 for the comparable period in 2000.

The reduction in overall operating expenses between to two periods is the result of our downsizing of our operations stemming from the lack of internet mall site sales. Also, during the three months ended March 31, 2000, a significant one-time non-cash transaction occurred relating to the settlement and award of international sales rights. The settlement resulted in the issuance of restricted common stock, which had a fair value of approximately
$1 million. We expect selling, general and administrative expenses to increase in absolute dollars as we continue to pursue advertising and marketing efforts, expand our product line, expand our locations worldwide, expand our staff and incur additional costs related to the growth of our business and being a public company.

Net Loss

We incurred a net loss of $(774,338) for the three months ended March 31, 2001 as compared to $(2,607,142) for the comparable period in 1999. The net loss for the three months ended March 31, 2001 was primarily affected by the continued operating costs out-pacing the long distance telephone service revenue. Also contributing to the net loss figure for the three months ended
March 31, 2001 are the non-cash charges for amortization of goodwill and depreciation expenses, which totaled $440,061. The net loss for the period ended March 31, 2000 was primarily affected by the non-cash transaction as mentioned above.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private sales of equity and debt and cash generated from operations. As of March 31,
2001, we had a bank overdraft of approximately $(685). As of that date, our principal commitments consisted of obligations outstanding under operating leases for facilities, vehicles and equipment, obligations to vendors stemming from costs associated with the daily on-going operations, and obligations for certain costs associated with the phone company acquisition in October 1999.

Net cash used in operating activities was $4,920 for the three months ended
March 31, 2001 compared to $931,813 for the three months ended March 31, 2000.
Net cash used in operating activities for the three months ended March 31,
2001 primarily consisted of net operating losses adjusted for decreases in accounts receivable, increases in accounts payable, amortization costs and depreciation expense. Net cash used in operating activities for the three months ended March 31, 2000 primarily consisted of net operating losses adjusted for items such as the non-cash payment of common stock for services, the increase in accounts receivable, the increase in accounts payable and decreases in prepaids and deposits.

There was no net cash used or provided by investments for the three months ended March 31, 2001. The net cash used in investing activities for the three months ended March 31, 2000 totaled $100,038 and consisted of the sale of stock held as investment along with the purchase of fixed assets.

There was no cash provided by financing activities for the three months ended
March 31, 2001. Net cash provided by financing activities was $24,650 for the three months ended March 31, 2000 stemming from a loan to the company.

The Company had a working capital deficit position as of March 31, 2001 of approximately  $(685) as compared to a working capital deficit position of approximately  $(68,929) as of March 31, 2000.

The Company had a Stockholders' Equity deficit of $(1,833,282) as of March 31,
2001 as compared to a Stockholders' Equity deficit of $(1,058,944) as of
December 31, 2000.  The Company had an accumulated Retained Earnings deficit of $(19,899,391) at March 31, 2001, in comparison to an accumulated Retained
Earnings deficit of $(19,125,053) as of December 31, 2000. The increase in the accumulated deficit is due to the net loss of $(774,338) for the three months ended March 31, 2001.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
See Note 17 of the "Notes to Financial Statements" in Part I of this document.

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

By:________________________
    Donald Rackemann
    Chief Executive Officer